Form 10-K
period 2016-12-31
CROE, INC.
filed 2017-03-10
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-55726

CROE, INC.

(Exact name of registrant as specified in its charter)

Utah	46-4212105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11650 South State Street, Suite 240 Draper, Utah 84020	84020
(Address of principal executive offices)	(Zip Code)

(801) 816-2522

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of CROE, Inc. held by non-affiliates as of June 30, 2016 was 0.

As of March 3, 2017, we had 11,335,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

CROE, Inc. is an early stage fitness apparel company with the mission of creating supportive, protective, and innovative sports bras and fitness apparel. We were incorporated on December 2, 2013 in the state of Utah by our principal executive Deborah Thomas. Our business office and mailing address is 11650 South State Street, Suite 240, Draper, Utah 84020, and our telephone number is (801) 816-2522. Our website is www.croefit.com and is not part of this prospectus.

Business

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) development of our water and radio-wave resistant sportsbra pocket ("CROENest") and other apparel;(iv) development of our brand; (v) and marketing and sales of CROEhats and jewelry. We have not completed development of our CROENest and other apparel and there is no assurance that we will be successful in completing the development.

From our inception on December 2, 2013, until the present, we have had limited operating activities. During the year ended December 31, 2016, we had no revenues and have operated through a combination of related party loans and the sale of our common stock. We have used all proceeds from the loans and the offering for working capital.

Our Vision

Our goal is to help people to fearlessly pursue their passions finding great purpose in living them. We intend to provide products that will help with this endeavor in many ways. Our team is developing a product that every runner, cyclist and active person may want. It is being created to be functional, and protective at the same time.

Consistent with CROE’s philosophy of encouraging individuals to pursue their passions, the company is dedicated to supporting and promoting causes in the areas of health, education, and athletics. With the resources acquired through business expansion, CROE is committed to assisting individuals and communities achieve a higher quality of life through these three areas.

Products

CROE was created in 2013 to protect the athlete on the inside and the outside through its unique fitness clothing. With developing technology the founders of CROE have developed fitness apparel and devices that are unique in the marketplace.

Due to concerns in relation to the epidemic of breast cancer, and several studies that have cast doubt on the prevailing belief that cell phone radiation is “generally safe”, we have taken measures to make sure that our products provide the maximum protection for women from potentially harmful cell phone radiation.

The creators of CROE are athletes that were looking for ways to improve their running, and cycling experiences. After ruining many cell phones because of moisture from sweat they put their ideas together and created the CROENest. The CROENest was developed to function as a pocket that securely holds your cell phone while you are exercising. It not only holds your phone securely next to your body but it does it in a water proof “nest” that is also 99.9% radiation proof protecting your breasts from the harmful effects of cell phone radiation. It also has a separate pocket for cash, credit card, I.D and a small pocket to carry chap stick that is also sun screen and a smudge stick to prevent chaffing.

The pocket also has an area for a tiny phone charger we are in the process of developing that is a charger giving your phone an extra 10 to 12 hours of charge on one side and on the other it is runner’s mace! This gives you the peace of mind while running out doors that you will always have phone battery and protection from harm.

Materials

Three excellent skin compatible fabrics for radio frequency shielding (cellphones and cell tower radiation, cordless phones, wi-fi, radar, microwave oven leakage, TV broadcast etc). Extremely thin silver coated copper wires are spun with cotton or polyester yarns, then woven into washable, comfortable, and durable fabrics with the look and feel of normal fabric.

OKEO-TEX 100 certified to contain no harmful substances, and independently tested for shielding performance. Non-conductive surface, no grounding needed. Does not contain flame retardant.

NATURELL is a translucent, unbleached ecological cotton fabric. Typical application as canopies, curtains or drapes.

•	Ecological cotton fabric without chemicals;
•	Highest attenuation of the 3 SwissShield materials
•	Washable, easy to iron, cut and sew
•	Extremely wide format (8.2 feet wide)
•	Technical data
•	Attenuation: 38 dB at 1 GHz
•	Color: Ecru-White
•	Raw materials: 82% cotton, 17% copper, 1% silver
•	Weight: 69 g/m²
•	Dimension stability: 3%
•	Certificates: Öko-Tex 100 Class 1 (gentle enough for baby underwear)

Marketing Plan

3rd Party Marketing

We plan to retain 3rd Party Marketing firm(s) for:

•	Full four season product to market calendar including development, sales, production and fulfillment schedule.
•	Product finishing, UPC service setup, EDI service setup, Warehouse and Third Party Logistics (3PL) setup, backend inventory management and order fulfillment systems.
•	Guide and integrate sales plans/strategies into marketing and distribution initiatives.
•	Will assist in tradeshow strategies and integration.

Social Media/Multi-Media

•	Primarily Instagram, Facebook and Youtube; plans to utilize Twitter and Pinterest
•	Ads, contests, current themes (line drops, sponsored events, promotions, etc.)
•	Instagram and Facebook
•	Youtube video brand promos and commercials

Celebrity Endorsements

•	Product placement
•	Photo shoots
•	Utilizing celebrity social networks to advertise and network
•	Video promos
•	Celebrity meet and greets

Sponsored Events

Concerts, sporting events & philanthropic events:

•	Co-promote with investment in event and ROI on event sales, plus sales of merchandise
•	Co-promote with no investment in event, just sales of merchandise and exposure
•	Philanthropic events to promote and help fund local causes

Market Place Events

Sporting Events

•	Setup at these events in Arizona, California, Colorado, Nevada and Utah
•	Plans to do events in Oregon and Washington
•	Whatever regions retail stores carry our product in, we will have a presence at events in those regions.

Tradeshows

In the summer of 2017, CROE plans on attending one or two national trade shows and at least a half dozen regional trade shows.

•	National trade shows include Agenda, Magic and/or Capsule, in order of priority. These are all in Las Vegas.
•	Regional trade shows would primarily be in Utah, but also looking to do some in Colorado, Arizona, Nevada and California.

Press & Magazine Ads

Mostly in local publications, but also in a few strategic national publications.

Market

The national athletic apparel market continues to dominate the U.S. retail segment of the economy. According to the New York Times, athletic and sports footwear made up about $21 billion dollars of the $63 billion dollar sporting goods market in 2015. Internationally, sports apparel and footwear sales have jumped 42% to $270 billion over the past seven years.

According to a new report by Allied Market Research titled, "World Sports Apparel - Market Opportunities and Forecasts, 2016-2020", the world sports apparel market is expected to generate revenue of $184.6 billion by 2020, growing at a CAGR of 4.3% during the forecast period, 2015-2020. Growing health awareness, increasing disposable income and a surge in female participation in sports are the major factors driving the growth of the world sports apparels market.

The sports apparel market is categorized, based on end users, into apparels for men, women and kids. The men segment dominates the world sports apparel market, constituting around 52% of the total market revenue. The women segment is the second biggest contributor, expected to grow at a relatively higher CAGR of 5.7% during the forecast period, on account of the growing interest and participation of women in different sports activities.

Due to the extreme growth in athletic apparel, a significant number of start-ups are getting into the business. However, most lack the relationships, experience and resources to be successful. One of the most daunting challenges any company faces is being able to manufacture, produce and effectively market their products for their product sales initiatives. We believe that CROE has the relationships, experience, and resources to do just that.

Competition

The athletic apparel industry is highly competitive and rapidly changing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction of our athletic clothing and its enhancements, its functionality, performance, reliability, customer service and support and marketing efforts. Due to the relatively low barriers to entry in the textiles market, we expect additional competition from other emerging companies. Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources. As a result, they may be able to respond more quickly to fashion changes and have greater resources for the development and promotion of their products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2016, we had two employees. Our chief executive officer and director, Deborah Thomas oversees our day to day operations and product development. Our secretary and Director Elliot Polatoff, oversees our financial matters. CROE uses the services of various contract personnel from time to time. We intend to hire additional employees and independent contractors on an as needed basis. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the athletic apparel industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Available Information

CROE is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-55726. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 11650 South State Street, Suite 240, Draper, Utah 84020. We lease our offices at this location pursuant to a written lease with a term from October 1, 2016 to December 31, 2017. We occupy approximately 500 square feet at this location in exchange for $500 per month. To date, we have not paid rent. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

From time to time, we may also become a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with purchasers and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have filed an application for a new symbol with FINRA and are awaiting our symbol. We had approximately 28 registered holders of our common stock as of December 31, 2016. Registered holders do not include those stockholders whose stock has been issued in street name. Our stock is not yet quoted on an exchange but the last price per share offered to investors was $.05 per share.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On December 2, 2013, we issued 10,000,000 shares of our common stock to Deborah Thomas, the Company’s Chief Executive Officer and Chairman for services rendered.

On September 20, 2016, the Company issued an aggregate of 220,000 shares of unregistered common stock to certain accredited investors in exchange for cash in the aggregate amount of $11,000.

On September 21, 2016, the Company issued an aggregate of 560,000 shares of unregistered common stock to certain accredited investors in exchange for cash in the aggregate amount of $28,000.

On October 12, 2016, we issued 50,000 shares of our common stock to Ellliott Polatoff, a director of the Company for services rendered.

On October 12, 2016, we issued 15,000 shares of our common stock to John D. Thomas, the Company’s General Counsel and spouse of Deborah Thomas for legal services rendered.

On October 14, 2016, the Company issued an aggregate of 70,000 shares of its common stock to certain consulting personnel for services provided.

On December 9, 2016, the Company issued 200,000 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $10,000.

On January 3, 2017, the Company issued an aggregate of 50,000 shares of unregistered common stock to certain accredited investors in exchange for cash in the aggregate amount of $2,500.

On January 4, 2017, the Company issued an aggregate of 170,000 shares of unregistered common stock to certain accredited investors in exchange for cash in the aggregate amount of $8,500.

With respect to the transactions noted above. Each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in CROE will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

We are a fitness apparel company with the mission of making the most supportive, protective, innovative sports bras and fitness apparel on the market. Our principal sources of revenues will result from the development and sale of fitness apparel. Expenses which comprise the costs of goods sold include the acquisition price of raw materials, as well as operational and staffing costs for the development, storage and delivery of our fitness products. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2016 and 2015.

Revenues. Net revenues for the years ended December 31, 2016 and 2015 were $-0- and $308, respectively.

Cost of Sales. Cost of sales for the years ended December 31, 2016 and 2015 were $-0- and $74, respectively.

Professional and accounting fees. Professional and accounting fees for the years ended December 31, 2016 and 2015 were $36,301 and $861, respectively. The Company expects professional and accounting fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Other operating expenses. Total other operating expenses for the years ended December 31, 2016 and 2015 were $13,774 and $4,883, respectively.

Other income and expenses. Total other expenses for the years ended December 31, 2016 and 2015 were $344 and $-0-, respectively. The expenses incurred were interest expenses related to a promissory note issued by the Company during 2016.

Net Income (Loss). Net loss for the year ended December 31, 2016 was $50,419 compared to net loss of $5,510 for the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, our working capital deficit of $11,444 was comprised of total current assets of $7,778 and total current liabilities of $19,222. We continued to consume working capital in the pursuit of our business plan utilizing proceeds from advances from related parties and sales of common stock.

We do not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. We expect that any financing we receive will be similar to what we have heretofore received over the previous two years to enable us to operate. We cannot assure you that we will be able to successfully complete any of these activities.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2016, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 7 to the financial statements.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan.

We expect to generate revenue pursuant to our new business plan and expect to rely on equity and debt financings to fund our capital resources requirements. We will be dependent on additional debt and equity financing to develop our new business but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

Net cash used in operating activities was $41,322 during the year ended December 31, 2016, with a net loss of $50,419, common stock issued for services of $6,750, inventory write off of $2,013, and an increase in accounts payable and accrued expenses of $334.

During the year ended December 31, 2016, the Company had no net cash flows from investing activities.

During the year ended December 31, 2016, the Company had $49,100 in net cash provided by financing activities which consisted of the sale of common stock in the amount of $49,000 and advances from related parties of $100.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Revenue Recognition

Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Product sales were solely derived from the resale of clothing and other fashion items. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. For the periods presented, all sales were from online stores.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

Advertising costs, which were not material for the periods presented, are expensed as incurred.

Basic and Fully Diluted Net Loss Per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of December 31, 2016 and for the periods presented.

Research and Development

Research and development costs, which were $-0- and $2,521 for the years ended December 31, 2016 and 2015, respectively, are expensed as incurred.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Stock Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

MANAGEMENT’S PLAN TO CONTINUE AS A GOING CONCERN

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, and (2) short-term borrowings from shareholders or related party when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph which has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CROE, Inc.

I have audited the accompanying balance sheets of CROE, Inc. (the “Company”)as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CROE, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

March 9, 2017

CROE, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2016	2015

CURRENT ASSETS

Cash and cash equivalents	$7,778	$—
Inventory	—	2,013

Total Current Assets	7,778	2,013

TOTAL ASSETS	$7,778	$2,013

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,973	$1,639
Advances from related party	—	17,149
Note payable	17,249	—

Total Current Liabilities	19,222	18,788

TOTAL LIABILITIES	19,222	18,788

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized,
11,115,000 and 10,000,000 shares issued and outstanding, respectively	11,115	10,000
Additional paid-in capital	44,635	(10,000)
Accumulated deficit	(67,194)	(16,775)

Total Stockholders' Deficit	(11,444)	(16,775)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,778	$2,013

The accompanying notes are an integral part of these financial statements

CROE, INC.
Statements of Operations

	For the Year Ended
	December 31,
	2016	2015

NET SALES	$—	$308

COST OF SALES	—	74

GROSS MARGIN	—	234

OPERATING EXPENSES

Professional and accounting fees	36,301	861
Other (including inventory write off of $2,013 in 2016)	13,774	4,883

Total Operating Expenses	50,075	5,744

LOSS FROM OPERATIONS	(50,075)	(5,510)

OTHER INCOME (EXPENSES)

Interest expense	(344)	—

Total Other Income (Expenses)	(344)	—

NET INCOME (LOSS)	$(50,419)	$(5,510)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	10,274,454	10,000,000

The accompanying notes are an integral part of these financial statements

CROE, INC.
Statements of Stockholders' Deficit
From January 1, 2015 through December 31, 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2015	10,000,000	10,000	(10,000)	(11,265)	(11,265)

Net loss for the year ended
December 31, 2014	—	—	—	(5,510)	(5,510)

Balance, December 31, 2015	10,000,000	10,000	(10,000)	(16,775)	(16,775)

Common stock issued for cash	980,000	980	48,020	—	49,000

Common stock issued for services	135,000	135	6,615	—	6,750

Net loss for the year ended
December 31, 2016	—	—	—	(50,419)	(50,419)

Balance, December 31, 2016	11,115,000	$11,115	$44,635	$(67,194)	$(11,444)

The accompanying notes are an integral part of these financial statements

CROE, INC.
Statements of Cash Flows
	For the Year Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(50,419)	$(5,510)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	6,750	—
Inventory write off	2,013	—
Changes in operating assets and liabilities:
Accounts receivable	—	493
Inventory	—	(215)
Accounts payable and accrued liabilities	334	871
Net Cash Used by Operating Activities	(41,322)	(4,361)
CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	49,000	—
Proceeds from advances from related party (net)	100	4,150
Net Cash Provided by Financing Activities	49,100	4,150
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,778	(211)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,778	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$—	$—
Taxes	$—	$—
The accompanying notes are an integral part of these financial statements

CROE, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

CROE, Inc. (the Company) was incorporated in the State of Utah on December 2, 2013. The Company is a fitness apparel company with the mission of creating supportive, protective, and innovative sports bras and fitness apparel for the market.  Our featured product in development is the "CroeNest", a pocket in our sports bras and exercise pants that is sweat resistant and radiation resistant for athletes and exercise enthusiasts.  In addition, we have created other apparel with our unique branding and trademarks.  Our motto is "Fearless Determination," and our corporate goal is to instill a healthy and strong lifestyle to our customers through our products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant:

a.  Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected a calendar year-end.

b.  Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

c.  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.  Inventory

Inventory, consisting of clothing and other fashion products available for sale, are accounted for using the First-in, First-out (“FIFO”) method and are carried at the lower of cost or market value.

CROE, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

e.  Revenue Recognition

Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Product sales were solely derived from the resale of clothing and other fashion items. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. For the periods presented, all sales were from online stores.

f.  Shipping Costs

Shipping costs, which were not material for the periods presented, are expensed as incurred and included in operating expenses.

g.  Advertising Costs

Advertising costs, which were not material for the periods presented, are expensed as incurred.

h.  Research and Development Costs

Research and development costs, which were $-0- and $2,521 for the years ended December 31, 2016 and 2015, respectively, are expensed as incurred.

i.  Stock Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

j.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of December 31, 2016 and 2015.

k.  Basic and Diluted Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of December 31, 2016 and for the periods presented.

CROE, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

l.  Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 3 - ADVANCES FROM RELATED PARTY

The advances from related party liability at December 31, 2015 ($17,149) was due to John Thomas, the husband of the founder and Chief Executive Officer of the Company. The liability was non-interest bearing and due on demand. On October 1, 2016 the advances were converted into a promissory note. See Note 4.

NOTE 4 - NOTE PAYABLE

On October 1, 2016, the Company issued a promissory note to convert the advances from related party in the amount of $17,249. The note, which was assigned in December 2016 from John Thomas to a Company consultant, bears interest at 8% and is due on demand. As of and for the year ended December 31, 2016, accrued interest and interest expense on the note was $334.

NOTE 5 - EQUITY TRANSACTIONS

The Company has 50,000,000 shares of common stock authorized with a par value of $0.001. 10,000,000 shares of common stock were issued to the founder of the Company on incorporation.

During the year ended December 31, 2016, the Company sold a total of 980,000 shares of its common stock to individual investors at a price of $0.05 per share or $49,000 total.

On October 14, 2016 (effective October 2, 2016), the Company issued a total of 135,000 shares of its common stock to 7 service providers for services rendered. 50,000 of the shares were issued to Elliott Polatoff, a director of the Company, and 15,000 of the shares were issued to John D. Thomas P.C., a law firm owned by the husband of the founder and Chief Executive Officer of the Company. The stock was valued at a price of $0.05 per share or $6,750 total.

NOTE 6 - INCOME TAXES

The income tax provision (benefit) consists of:

	December 31, 2016	December 31, 2015
Current	$—	$—
Deferred	—	—
Total	$—	$—

CROE, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income for the years ended December 31, 2016 and 2015 due to the following:

	December 31, 2016	December 31, 2015
Expected tax (benefit) at 35%	$(17,647)	$(1,929)
Non-deductible stock-based compensation	2,363	—
Change in valuation allowance	15,284	1,929
Provision for income taxes	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operation loss carryforwards	$21,155	$5,871
Valuation allowance	(21,155)	(5,871)
Net deferred tax asset	$—	$—

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $21,155 attributable to the future utilization of $60,444 of net operating loss carryforwards will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2016. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $11,265 in year 2034, $5,510 in year 2035, and $43,669 in year 2036.

Current Unites States income tax law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

The Company has had no tax positions since inception.

NOTE 7 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, advances from related party, and note payable. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

CROE, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2016 of approximately $67,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy which it believes will accomplish this objective through additional sales of common stock which will enable the Company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company paid legal fees of $26,500 to John D. Thomas P.C., a law firm owned by the husband of the founder and Chief Executive Officer of the Company.

During the year ended December 31, 2016, the Company paid consulting fees of $5,000 to Elliott Polatoff, a director of the Company.

NOTE 10 - COMMITMENTS

On October 1, 2016, the Company executed a Sublease Agreement with Acadia Properties LLC for the rental of office space. The agreement, which has a term from October 1, 2016 to December 31, 2017, provides for monthly rent of $500 commencing January 1, 2017.

NOTE 11 - SUBSEQUENT EVENTS

In January 2017, the Company sold a total of 220,000 shares of its common stock to 8 individual investors at a price of $0.05 per share or $11,000.

On January 3, 2017, the Company paid legal fees of $4,000 to John D. Thomas P.C., a law firm owned by the husband of the founder and Chief Executive Officer of the Company.

On January 3, 2017, the Company paid $4,000 to Elliott Polatoff, a member of the Company's board of directors, for consulting services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 29, 2016, we engaged Michael T. Studer CPA P.C. (“Studer”), independent registered public accounting firm, as our independent accountant. Prior to the engagement of Studer, the Company has not consulted with Studer regarding either:

a)	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Studer concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

b)	any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

We have not had any disagreements with any of our existing accountants during the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2016, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included below, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)   There were no changes in our internal control over financial reporting during the yearended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following two individuals:

Name and Year First Appointed as Executive Officer	Age	Background Information
Deborah Thomas (2013)	43	Deborah is the Chairman and President of the Empower group of companies, through which Deborah markets her products and consulting services. Deborah has been in the fitness industry for over 20 years. She is a certified Group Fitness instructor through Ace. Deborah also is a cycle instructor and received her certification through Schwinn. Deborah has been a yoga instructor for adults, teens and small children teaching them the power they have to be strong and present in their lives. In 2010 Deborah opened and ran her own dance studio, Empower Dance LLC, where children of all ages would come and not only learn the art of dance but learn how to make their lives better through yoga, fitness, and leadership seminars that Deborah would present. This dance studio is still a thriving company in Salt Lake City. Deborah has many passions in life, she loves to run, cycle, hike, camp, travel, teach, and many more. Through these passions the idea has blossomed to create a product that will not only protect and support you on the inside, but empower you on the outside as well.
Elliott Polatoff (2016)	48	Elliott Polatoff, age 48, is a member of the Company’s board of directors since July, 2016. From October 2013 until February 2016, Mr. Polatoff was a member of the board of directors and secretary for Pocket Games, Inc., a video game application company listed on the OTC Markets and filer of reports in accordance with the 1934 Securities Exchange Act. His duties included public-company financial and SEC reporting, day-to-day US operations, and banking responsibilities. Prior to this, Mr. Polatoff was the office manager of Five Towns Neurologyfrom December 1, 2012 until May 1, 2013 where he was responsible for the billing, insurance, and financial reporting. From June 2012, until October 2012, Mr. Polatoff was the residential manager of Human Care Services and his duties entailed management of this center. From September 2007 until September 2009, Mr. Polatoff was the Chief Executive Officer of Party Source, Inc., an entertainment company, and his duties included operational coordination and management of all the finances. Mr. Polatoff brings a wide range of public company, management and finance experience to Croe.

Director Independence

Neither of our board members is an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2016, the Board held no in-person meetings during the fiscal year ended December 31, 2016.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Deborah Thomas and Elliott Polatoff are our executive officers. Mses. Thomas is our Chief Executive Officer as well as our principal accounting and financial officer. Mr. Polatoff is our Secretary. The business background of Mses. Thomas and Mr. Polatoff are detailed above.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

During the fiscal year ended December 31, 2016, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2016 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award any stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended December 31, 2016, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Deborah Thomas	2016	$—	$—	$—	$—
Chief Executive Officer	2015	$—	$—	$—	$—

Elliott Polatoff	2016	$—	$2,500	$5,000	$7,500
Secretary	2015	$—	$—	$—	$—

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Except for a stock grant of 50,000 shares of common stock to our Secretary Elliott Polatoff, we did not grant any equity awards to our Named Executive Officers or directors during 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of March 3, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 11650 South State Street, Suite 240, Draper, Utah 84020. As of March 3, 2016, we had 11,335,000 shares of common stock issued and outstanding and 0 shares of preferred stock issued and outstanding. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

	Amount and Nature of Beneficial Ownership
Name	Sole Voting and Investment Power	Options Exercisable Within 60 Days	Other Beneficial Ownership	Total(1)	Percent of Class Outstanding(2)
Deborah Thomas(3)	10,000,000	—	—	10,000,000	88.22%
Elliott Polatoff (4)	50,000	—	—	50,000	*
John D. Thomas (5)	15,000	—	—	15,000	*
All current directors and executive officers as a group (2 persons)	10,065,000	—	—	10,065,000	*

____________________

* Indicates less than one percent.

(1)	The calculation of total beneficial ownership for each person in the table above is based upon the number of shares of common stock beneficially owned by such person, together with any options, warrants, rights, or conversion privileges held by such person that are currently exercisable or exercisable within 60 days of the date of this prospectus.
(2)	Based on 11,335,000 shares of our common stock, par value $0.001 per share, outstanding as of March 3, 2017.
(3)	Chief Executive officer and Chairman of the Company.
(4)	Director and Secretary of the Company.
(5)	General Counsel and spouse of Deborah Thomas.

DESCRIPTION OF CAPITAL STOCK

The following description of our capital stock is based on relevant portions of the Utah Revised Business Corporation Act (the “Utah Act”), and on our Articles of Incorporation (also sometimes referred to as our “charter”) and Bylaws. This summary may not contain all of the information that is important to you, and we refer you to the Utah Act and our Articles of Incorporation and Bylaws for a more detailed description of the provisions summarized below.

CROE was organized as a corporation under the laws of the State of Utah on December 2, 2013. Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 3, 2017, there were approximately 36 record holders of our common stock. There are no outstanding options or warrants to purchase our stock.

Our Articles of Incorporation provides that our board of directors may not amend our Articles of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our Articles of Incorporation.

As of March 3, 2017, we had 11,335,000 shares of Common stock issued and outstanding, and -0- shares of preferred stock issued and outstanding.

Common Stock

We may issue up to 50,000,000 shares of common stock. Distributions may be paid to the holders of our common stock if, as and when authorized by our board of directors and declared by us out of assets legally available therefor. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. Each share of our common stock is entitled to one vote on an as converted basis on all matters submitted to a vote of stockholders, including the election of directors. Accordingly, the holders of more than fifty percent (50%) of the total voting rights on matters presented to our common stockholders can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any such directors. The vote of the holders of a majority of the holders entitled to vote on matters submitted to our common stockholders including of our Series A Preferred Shares described below is sufficient to authorize, affirm, ratify, or consent to such act or action, except as otherwise provided by law.

To date, we have paid no cash dividends on our shares of common stock. Any future disposition of dividends will be at the discretion of our Board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. We have no present plans for future cash or stock dividends. We intend to retain future earnings, if any, to provide funds for operation of our business.

Holders of our common stock have no preemptive rights. All outstanding shares of our common stock are validly issued, fully paid and non-assessable.

All shares of common stock outstanding are validly issued, fully paid and non-assessable.

Preferred Stock

We may issue up to 10,000,000 shares of preferred stock,par value $0.001 per share. We currently have no classes of preferred stock designated, and no shares of preferred stock are issued and outstanding.

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under the Utah Revised Business Corporation Act (the “Utah Act”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Utah law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

We have previously entered into indemnification agreements with certain of our current directors and officers. The indemnification agreement indemnifies the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we are entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of the Utah Act and Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Business Combinations

Section 16-10a-1801 of the Utah Act, is applicable to corporations organized under the laws of the State of Utah. Subject to certain exceptions set forth therein, Section 16-10a-1801 of the Utah Act provides that a corporation shall not engage in any business combination with any “interested stockholder” for a two-year period following the date that such stockholder becomes an interested stockholder. Under certain circumstances, Section 16-10a-1801 of the Utah Act makes it more difficult for an interested stockholder to effect various business combinations with a corporation for a two-year period, although the stockholders may, by adopting an amendment to the corporation's charter or by-laws, elect not to be governed by this section. Our charter and by-laws do not exclude us from the restrictions imposed under Section 16-10a-1801 of the Utah Act. It is anticipated that the provisions of Section 16-10a-1801 of the Utah Act may encourage companies interested in acquiring us to negotiate in advance with the board of directors.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2016, the Board held no formal meetings during the fiscal year ended December 31, 2016.

The Company does not have Audit or Compensation Committees of the Board of Directors. Because of the lack of financial resources available to the Company, the Company also does not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the Securities and Exchange Commission.

Compensation of Directors

Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On December 2, 2013, we issued 10,000,000 shares of our common stock to Deborah Thomas, the Company’s Chief Executive Officer and Chairman for services rendered.

On October 12, 2016, we issued 50,000 shares of our common stock to Elliott Polatoff, a director of the Company for services rendered.

On October 12, 2016, we issued 15,000 shares of our common stock to John D. Thomas, the Company’s General Counsel and spouse of Deborah Thomas for legal services rendered.

Director Independence

Neither of the Company’s board members are an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors. We have not established any board committees. We hope in the future to add an independent director and establish one or more board committees, including an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to our independent registered public accounting firm Michael T. Studer CPA P.C. for the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$4,000	$-0-
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$4,000	$-0-

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
10.1.	Form of Indemnification Agreement
14.1	Code of Ethics for the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Deborah Thomas.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deborah Thomas.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROE, INC.

/s/ Deborah Thomas
Dated: March 10, 2017	By: Deborah Thomas, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Deborah Thomas	Chief Executive Officer and Director	March 10, 2017
Deborah Thomas

/s/ Elliott Polatoff	Secretary and Director	March 10, 2017
Elliott Polatoff

