Form 10-Q
period 2017-03-31
CROE, INC.
filed 2017-05-11
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-55726

CROE, INC.

(Name of Small Business Issuer in Its Charter)

Utah	87-0561426
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11650 South State Street, Suite 240
Draper, Utah	84020
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2522
(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 8, 2017, the Company had outstanding 11,335,000 shares of common stock, par value $0.001 per share.

2

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of March 31, 2017.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

CROE, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2017	2016
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$268	$7,778
Inventory	—	—

Total Current Assets	268	7,778

TOTAL ASSETS	$268	$7,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$4,388	$1,973
Advances from related party	631	—
Notes payable to related parties	24,249	17,249

Total Current Liabilities	29,268	19,222

TOTAL LIABILITIES	29,268	19,222

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized,
11,335,000 and 11,115,000 shares issued and outstanding, respectively	11,335	11,115
Additional paid-in capital	55,415	44,635
Accumulated deficit	(95,750)	(67,194)

Total Stockholders' Deficit	(29,000)	(11,444)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$268	$7,778

The accompanying notes are an integral part of these financial statements

CROE, INC.
Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2017	2016
NET SALES	$—	$—

COST OF SALES	—	—

GROSS MARGIN	—	—

OPERATING EXPENSES

Professional and accounting fees	22,566	—
Other selling, general and administrative expenses	5,510	—

Total Operating Expenses	28,076	—

LOSS FROM OPERATIONS	(28,076)	—

OTHER INCOME (EXPENSES)

Interest expense	(480)	—

Total Other Income (Expenses)	(480)	—

NET INCOME (LOSS)	$(28,556)	$—

Net income (loss) per common share - basic and diluted	$(0.00)	$—

Weighted average common shares
outstanding - basic and diluted	11,327,667	10,000,000

The accompanying notes are an integral part of these financial statements

CROE, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(28,556)	$—
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,415	—

Net Cash Provided (Used) by Operating Activities	(26,141)	—

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	11,000	—
Proceeds from advances from related party (net)	631	—
Proceeds from note payable to related party	7,000	—

Net Cash Provided by Financing Activities	18,631	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,510)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,778	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$268	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

CROE INC. AND SUBSIDIARIES

Notes to the Financial Statements

March 31, 2017

(Unaudited)

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

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

NOTE 3 - ADVANCES FROM RELATED PARTY

The advances from related party liability at March 31, 2017 in the amount of $631 is due to John Thomas, the husband of the founder and Chief Executive Officer of the Company. The liability is non-interest bearing and due on demand.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:
	March 31, 2017	December 31, 2016
Note payable to Company consultant, interest at 8%, due on demand (assigned to consultant by John Thomas, husband of the founder and Chief Executive Officer of the Company in December 2016)	$17,249	$17,249
Note payable dated March 1, 2017 to Elliott Polatoff, director of the Company, interest at 8%, due April 30, 2017	7,000	—
Total	$24,249	$17,249

CROE INC. AND SUBSIDIARIES

Notes to the Financial Statements

March 31, 2017

(Unaudited)

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

During the quarter ended March 31, 2017, the Company sold a total of 220,000 shares of its common stock to individual investors at a price of $0.05 per share or $11,000 total.

NOTE 6 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, advances from related party, and notes payable to related parties. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2017 of approximately $94,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from related parties, and additional equity investments which will enable the Company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 8 - RELATED PARTY TRANSACTIONS

In the three months ended March 31, 2017, the Company paid legal fees of $4,000 to John D. Thomas P.C., a law firm owned by the husband of the founder and Chief Executive Officer of the Company.

In the three months ended March 31, 2017, the Company paid consulting fees of $4,000 to Elliott Polatoff, a director of the Company.

8

CROE INC. AND SUBSIDIARIES

Notes to the Financial Statements

March 31, 2017

(Unaudited)

NOTE 9 - COMMITMENT

On October 1, 2016, the Company executed a Sublease Agreement with Acadia Properties LLC for the rental of office space. The agreement, which has a term from October 1, 2016 to December 31, 2017, provides for monthly rent of $500 commencing January 1, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of CROE, Inc. (hereafter, “CROE,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth herein, and the Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

CROE, Inc. is an early stage fitness apparel company with the mission of creating supportive, protective, and innovative sports bras and fitness apparel. We were incorporated on December 2, 2013 in the state of Utah by our principal executive Deborah Thomas. Our business office and mailing address is 11650 South State Street, Suite 240, Draper, Utah 84020, and our telephone number is (801) 816-2522. Our website is www.croefit.com. Croe, Inc. has a trading symbol of CRCW.

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) development of our water and radio-wave resistant sports bra pocket ("CROENest") and other apparel;(iv) development of our brand; (v) and marketing and sales of CROE hats and jewelry. We have not completed development of our CROENest and other apparel and there is no assurance that we will be successful in completing the development.

From our inception on December 2, 2013, until the present, we have had limited operating activities. During the year ended December 31, 2016, we had no revenues and have operated through a combination of related party loans and the sale of our common stock. We have used all proceeds from the loans and the offering for working capital.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2017 and 2016. There were no operating activities during the three months ended March 31, 2016.

Revenues. The Company generated net revenues of $-0- during the three months ended March 31, 2017 and 2016.

Cost of Sales. Our cost of sales was $-0- during the three months ended March 31, 2017 and 2016.

Professional and Accounting Fees. Professional and accounting fees were $22,566 for the three months ended March 31, 2017 compared to $-0- during the three months ended March 31, 2016. Professional and accounting fees consist of the fees associated with the Company filings with the Securities and Exchange Commission.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the three months ended March 31, 2017 were $5,510 compared to $-0- during the three months ended March 31, 2016.

Other Income (Expense). The Company had net other expenses of $480 for the three months ended March 31, 2017 compared to $-0- during the three months ended March 31, 2016. Other expenses incurred were comprised of interest expenses related to promissory notes.

Net Loss. The Company had a net loss of $28,556 for the three months ended March 31, 2017 compared to $-0- during the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, our primary source of liquidity consisted of $268 in cash and cash equivalents. We hold our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2017 of $29,000 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ending December 31, 2017 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of financing for the Company and we cannot assure you that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 2 to our audited financial statements for 2016 appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our future financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of March 31, 2017, the end of our first quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only two members. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2017, the Company sold 10,000 shares of its common stock to an investor at a price of $0.05 per share or $500.

On January 4, 2017, the Company sold 10,000 shares of its common stock to an investor at a price of $0.05 per share or $500.

On January 4, 2017, the Company sold 10,000 shares of its common stock to an investor at a price of $0.05 per share or $500.

On January 4, 2017, the Company sold 70,000 shares of its common stock to an investor at a price of $0.05 per share or $3,500.

On January 4, 2017, the Company sold 70,000 shares of its common stock to an investor at a price of $0.05 per share or $3,500.

On January 3, 2017, the Company paid legal fees of $4,000 to Deborah Thomas P.C., a law firm owned by the husband of the founder and Chief Executive Officer of the Company.

On January 3, 2017, the Company paid $4,000 to Elliott Polatoff, a member of the Company's board of directors, for consulting services.

On January 3, 2017, the Company sold 20,000 shares of its common stock to an investor at a price of $0.05 per share or $1,000.

On January 3, 2017, the Company sold 20,000 shares of its common stock to an investor at a price of $0.05 per share or $1,000.

On January 3, 2017, the Company sold 10,000 shares of its common stock to an investor at a price of $0.05 per share or $500.

In respect to the preceding issuances, no solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of shares and options as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
10.1	Form of Indemnification Agreement
14.1	Code of Ethics for the Registrant.
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Deborah Thomas.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Deborah Thomas.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROE, INC.
Date: May 11, 2017	BY: /s/ Deborah Thomas__________________
Deborah Thomas
Chief Executive Officer

