Form 10-Q
period 2017-06-30
CROE, INC.
filed 2017-08-21
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-55726

CROE, INC.

(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	46-4212105 (I.R.S. Employer Identification No.)

23805 Stuart Ranch Road, Suite 235

Malibu, California 90265

(Address of principal executive offices)

(Zip Code)

(424) 228-9955

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 21, 2017 the issuer had 18,409,114 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

Note About Forward-Looking Statements

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Croe”, the “Company”, “we”, “us” and “our” in this document refer Croe, Inc., a Utah corporation, and, where appropriate, its wholly owned subsidiary, The Crypto Company, a Nevada corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

CROE, INC

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,389,531
Investment in cryptocurrency, at fair value (cost $182,640)	571,711
Prepaid expenses, related party	120,000
Prepaid expenses	46,069
Total Current Assets	2,127,311

Equipment, net of accumulated depreciation	19,644
Other assets	107,000

TOTAL ASSETS	$2,253,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,694
Accrued expenses	223,362
Income tax payable	800
Total Current Liabilities	232,856

TOTAL LIABILITIES	232,856

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 18,409,114 shares issued and outstanding	18,409
Additional paid-in-capital	3,204,344
Accumulated deficit	(1,201,654)

TOTAL STOCKHOLDERS’ EQUITY	2,021,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,253,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2017	For the Period from Inception, March 9, 2017 to June 30, 2017
NET REALIZED GAIN/LOSS ON INVESTMENT IN CRYPTOCURRENCY
Net realized gain/loss on investment in cryptocurrency	$82,640	$82,640

Total Net Realized Gain/loss on Investment in Cryptocurrency	82,640	82,640

OPERATING EXPENSES
General and administrative expenses	1,391,465	1,672,565

Total Operating Expenses	1,391,465	1,672,565

OPERATING LOSS	(1,308,825)	(1,589,925)

NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENT IN CRYPTOCURRENCY
Net change in unrealized appreciation on investment in cryptocurrency	389,071	389,071

Total Net Change in Unrealized Appreciation on Investment in Cryptocurrency	389,071	389,071

LOSS BEFORE PROVISION FOR INCOME TAXES	(919,754)	(1,200,854)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(920,554)	$(1,201,654)

Net loss per common share - basic and diluted	$(0.07)	$(0.09)

Weighted average common shares outstanding - basic and diluted	13,197,033	12,746,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period from Inception, March 9, 2017 to June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,201,654)
Adjustments to reconcile net income to net cash used by operating activities:
Net realized gain on investment in cryptocurrency	(82,640)
Net change in unrealized (appreciation) on investment in cryptocurrency	(389,071)
Depreciation	541
Stock based compensation	366,717
Changes in operating assets and liabilities:
Prepaid expenses	(166,069)
Accounts payable and accrued liabilities	232,856
Net cash used by operating activities	(1,239,320)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment of other assets	(107,000)
Purchases of equipment	(20,185)
Net cash used by investing activities	(127,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	2,756,036
Net cash provided by financing activities	2,756,036

NET CHANGE IN TOTAL CASH AND CASH EQUIVALENTS	1,389,531

CASH AND CASH EQUIVALENTS, beginning of period	-

CASH AND CASH EQUIVALENTS, end of period	$1,389,531

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$-

Noncash investment activities:
Shares of common stock issued in exchange of investment in cryptocurrency	$100,000
Reinvestments in cryptocurrency	$82,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

CROE, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Croe, Inc. (“Croe”) was incorporated in the State of Utah on December 2, 2013.

On June 7, 2017 (the “Transaction Date”), as a result of the Stock Sale, the Stock Dividend and the Share Exchange, each as hereinafter described, (i) The Crypto Company, a Nevada corporation (“Crypto”), became a wholly owned subsidiary of Croe; (ii) all of the former shareholders of Crypto became shareholders of Croe, on a pro-rata basis; and (iii) the operations of Croe solely consisted of the operations of Crypto.

The Transaction was treated as a reverse acquisition of Croe, and Crypto is treated as the acquirer, for financial accounting and reporting purposes, while Croe is treated as the acquired entity. As of the effective date of the Transaction, the acquired entity had no liabilities or obligations.

As a result of the Transaction, Crypto and its parent company, Croe, shall collectively be referred to as (the “Company”, “we”, “our”, or “us”) herein.

The Company is engaged in the business of advising regarding, investing in, trading and developing proprietary source code for digital assets with diversified exposure to digital asset markets. Our core services include consulting and advice to companies regarding investment and trading in the digital asset market and investing in a manner that diversifies exposure to the growing class of digital assets.

Technology

We are developing proprietary technology, including trading management and auditing software, tools and processes, to assist both traditional companies, from start-up businesses to well-established companies, and decentralized autonomous organizations with their design protocol and connect such companies and teams to the resources required to operate and/or trade in cryptocurrencies..

Consulting

We offer various consulting services to a variety of clients, including advising traditional institutions and decentralized autonomous organizations who desire to operate or trade in cryptocurrencies and active dialogue with government regulators, lawmakers and industry groups to create responsible regulations that promote the growth of the cryptocurrency market while providing transparency to potential investors.

Media and Ongoing Education

We engage in public discourse on an ongoing basis and regularly host roundtable webinars to educate the public about the cryptocurrency market.

Stock Sale

On June 7, 2017, the Company entered into (i) a Share Purchase Agreement (the “Restricted Share Purchase Agreement”) with Crypto, and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company; and (ii) a Share Purchase Agreement (the “Free Trading Share Purchase Agreement”, and together with the Restricted Share Purchase Agreement, the “Share Purchase Agreements”) with Crypto, Uptick Capital, LLC (“Uptick Capital”) and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company. Pursuant to the Share Purchase Agreements, the shareholders of the Company sold an aggregate of 11,235,000 shares of common stock of the Company to Crypto and 100,000 shares of common stock of the Company to Uptick Capital, representing an aggregate of 100% of the issued and outstanding common stock of the Company as of such date, for aggregate proceeds of $411,650, including escrow and other transaction related fees to the selling shareholders (the “Stock Sale”). A portion of the acquisition cost equal to $399,300 is expensed as a general and administrative expense in the accompanying consolidated statement of operations.

10,000,000 shares held by Deborah Thomas, the former Chief Executive Officer, principal accounting and financial officer and director of the Company, representing approximately 88.22% of the outstanding common stock of the Company immediately prior to the Stock Sale, were sold at a price of $0.031 per share, and an aggregate of 1,335,000 shares held by the remaining shareholders of the Company were sold at a price of $0.075 per share.

In connection with the Stock Sale, effective as of June 7, 2017, (i) Deborah Thomas resigned as Chief Executive Officer, principal accounting officer and director of the Company and Elliott Polatoff resigned as Secretary and director of the Company; and (ii) Michael Poutre was appointed Chief Executive Officer and sole director of the Company, James Gilbert was appointed President of the Company and Ron Levy was appointed Chief Operating Officer of the Company.

Stock Dividend

On June 7, 2017, Crypto issued to its shareholders a stock dividend (the “Stock Dividend”) of 10,918,007 shares of common stock of the Company acquired through the Stock Sale, distributed on a pro-rata basis, such that the shareholders of Crypto received fifteen shares of common stock of the Company for each share of common stock of Crypto held as of June 6, 2017.

Immediately following the consummation of the Stock Sale and the distribution of the Stock Dividend, Crypto held 316,993 shares, representing 4.26% of the issued and outstanding shares of common stock of the Company, and the shareholders of Crypto, collectively, held 10,918,007 shares, representing 94.40% of the issued and outstanding shares of common stock of the Company. Of the 316,993 shares held by Crypto, 129,238 shares were transferred to certain officers and consultants of Crypto in exchange for their services related to the Transaction, and the remaining shares were retired in June 2017.

Share Exchange

On June 7, 2017, the Company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Michael Poutre, in his sole capacity as representative for the shareholders of Crypto, pursuant to which each issued and outstanding share of common stock of Crypto was exchanged for shares of common stock of the Company (the “Share Exchange”), resulting in the aggregate issuance of 7,026,614 shares of common stock of the Company, on a pro-rata basis, as provided on the Exchange Agreement, to the shareholders of Crypto, in exchange for 727,867 shares of common stock of Crypto.

Immediately following the Stock Exchange, the Company had 18,361,614 shares of common stock issued and outstanding.

The Stock Sale, the Stock Dividend and the Share Exchange are collectively referred to as the “Transaction”.

Interim Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 8-K/A for the period from inception, March 9, 2017 through June 7, 2017, which is expected to be filed with the Securities and Exchange Commission on or around August 23, 2017. The results of operations for the three months, and for the period from inception, March 9, 2017 through June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future interim period.

Liquidity

The Company had limited revenues during the three months ended June 30, 2017 or since inception of March 9, 2017 limited to realized gains on investments in cryptocurrency. The Company has raised an aggregate of $2,756,036 in cash from common stock issuances from inception on March 9, 2017 through June 30, 2017, and had $1,389,531 in cash as of June 30, 2017 and working capital of $1,894,455. However, the Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainties of availability of financing and achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of Croe and its wholly-owned subsidiary, Crypto. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Accounting

The Company prepares its financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

The Stock Sale, the Stock Dividend, and the Share Exchange, shall collectively be referred to as the “Transaction”. The Transaction was treated as a reverse acquisition of Croe, Inc., a public company for financial accounting and reporting purposes. Accordingly, only the historical operations of Crypto, prior to the Transaction, are incorporated herein.

The comparative financial statements for the period ended June 30, 2016 have been omitted as the Company had no operations during the period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, valuation and recoverability of investments, valuation allowances of deferred taxes, and stock-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Cash and cash equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months. The Company maintains its cash and cash equivalents at financial institutions, the balances of which may, at times, exceed federally insured limits.

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight line method over the estimated useful life. Normal repairs and maintenance are expensed as incurred. Expenditures that materially adapt, improve, or alter the nature of the underlying assets are capitalized. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to income.

Stock Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, the compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity investments.

Fair Value Measurements

The Company recognizes and discloses the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurable date.

Level 2	Inputs, other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what participants would use in pricing the asset or liability at the measurement date.

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options or warrants. For the period from inception to June 30, 2017, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Revenue Recognition

“The Company records the realized gain or loss on the investments on a trade date basis. The changes in unrealized appreciation or depreciation on the investments are measured to market on the last day of every month at 11:59 p.m., Pacific Time, based on publicly available cryptocurrency exchanges. The Company classifies investment in cryptocurrency as trading investments. Trading generally reflects active and frequent buying and selling, and is generally used with the objective of generating profits on short-term difference in price.

Income Taxes

Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Income tax payable of $800 reflects the minimum franchise tax for the State of California.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Impairment of long lived assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. In such cases, the carrying values of assets to be held and used are adjusted to their estimated fair value, less estimated selling expenses. As of June 30, 2017, the Company recognized no impairment losses on its long-lived assets.

Marketing expense

Marketing expenses are charged to operations, under general and administrative expenses. For the three months ended on June 30, 2017 and for the period from inception through June 30, 2017, the Company incurred $13,500 in marketing expenses.

3. Recently Issued and Not Yet Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard becomes effective for us on January 1, 2019. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach. We are evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Essentially, an entity will not have to account for the effects of a modification if: (1) The fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The new standard becomes effective for us on January 1, 2018. We do not expect that ASU No. 2017-09 will have a material impact on our financial statements and related disclosures.

4. Fair Value Measurements

The investment in cryptocurrency is classified as a Level 2 asset. The following table summarizes the Company’s investments at fair value:

June 30, 2017	Level 1	Level 2	Level 3
Investment in cryptocurrency	$-	$571,711	$-

Total	$-	$571,711	$-

5. Property and Equipment

Property and equipment as of June 30, 2017 consisted of the following:

Computer equipment	$20,185
Less accumulated depreciation	(541)
$19,644

6. Other Assets

Pursuant to a Note Purchase Agreement dated as of March 27, 2017 by and between the Company and Rimrock Gold Corp, (“Rimrock”), the Company agreed to fund up to $300,000 to settle outstanding convertible debt of and accounts payable by and on behalf of Rimrock, for the ultimate acquisition of Rimrock, a currently inactive public company located in Las Vegas, Nevada. The Company expects to consummate the acquisition in the fourth quarter of 2017. For the period from inception to June 30, 2017, the Company advanced $107,000 on behalf of Rimrock to settle the aforementioned liabilities.

7. Common Stock

For the period from inception through June 6, 2017, Crypto issued 477,867 shares of common stock of Crypto for aggregate proceeds of $2,661,036, net of financing costs, of capital, to fund its operations. On March 9, 2017, Crypto issued (i) 125,000 shares of its common stock in exchange for consulting services, valued at $200,000, and (ii) 125,000 shares of its common stock for investments in cryptocurrency, valued at $100,000. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and Crypto did not engage in any form of general solicitation or general advertising in making the offering.

On June 7, 2017, Crypto’s shareholders received an aggregate of (i) 10,918,007 shares of common stock of Croe in connection with the Stock Dividend issued by Crypto, and (ii) 7,026,614 shares of common stock of Croe in exchange for all of the outstanding shares of common stock of Crypto (noted above) in connection with the Share Exchange. As part of the Transaction, Crypto retained 316,993 shares of common stock of its parent company, Croe.

On June 13, 2017, the Company issued to four accredited investors an aggregate of 47,500 shares of common stock of the Company at a purchase price of $2.00 per share for aggregate proceeds of $95,000.

On June 14, 2017, Crypto transferred an aggregate of 129,238 shares of common stock of its parent company Croe, held by Crypto, to certain officers and consultants of Crypto in exchange for their services in connection with the Transaction. Accordingly, the Company recorded an expense of $166,717 based on the fair value of the shares on the measurement date.

As of June 30, 2017, Crypto retained 187,755 shares of common stock of its parent company Croe, at a historical cost of $8,473, which has been eliminated in consolidation.

8. Commitments and Contingencies

Operating lease

On May 15, 2017, the Company entered into a lease agreement with Gregory Hannley or Soba Living, LLC for the rental of office space. The agreement, which has a term of three months and a month to month afterward, provides for monthly rent of $6,000, commencing on May 15, 2017.

Effective June 7, 2017, the Company terminated the sublease agreement between Croe, Inc. and Acadia Properties for the sublease of office space in Draper, Utah.

Legal

From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

Indemnities and guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their respective relationships. In connection with its facility lease, the Company has indemnified the lessor for certain claims arising from the use of the facility. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

9. Basic and Diluted Income Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted income per share computations for the three months ended June 30, 2017 and for period from inception to June 30, 2017:

	For the three months	For the period from inception to
	June 30, 2017	June 30, 2017
Numerator for basic and diluted income per share:
Net income (loss)	$(919,754)	$(1,201,654)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	13,197,033	12,746,973
Common stock equivalents	-	-
Weighted average shares (diluted)	13,197,033	12,746,973

Basic and diluted income (loss) per share:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

10. Related Party Transactions

On March 9, 2017, Crypto issued 125,000 shares of common stock of Crypto to an employee of the Crypto, in exchange for an initial investment made in the form of cryptocurrency, valued at $100,000, based on the fair value of the investment on the date of such investment. On June 7, 2017, the employee received (i) 1,875,000 shares of common stock of Croe in connection with the Stock Dividend issued by Crypto, and (ii) 1,125,000 shares of common stock of Croe in exchange for all of the employee’s shares of Crypto in connection with the Share Exchange.

On March 9, 2017, Crypto issued 300,000 shares of common stock of Crypto to James Gilbert, the President of the Company, in exchange for $200,000. On June 7, 2017, Mr. Gilbert received (i) 4,500,000 shares of common stock of Croe in connection with the Stock Dividend issued by Crypto, and (ii) 2,700,000 shares of common stock of Croe in exchange for all of his shares of Crypto in connection with the Share Exchange.

On March 9, 2017, Crypto issued (i) 125,000 shares of common stock of Crypto to Redwood Fund LP (“Redwood”) in exchange for $200,000; and (ii) 125,000 shares of common stock of Crypto to Imperial Strategies, LLC (“Imperial Strategies”) in exchange for certain services rendered, valued at $200,000, as of the date of such issuance. Michael Poutre, the Chief Executive Officer of the Company, and Ron Levy, the Chief Operating Officer of the Company, are limited partners of Redwood, and, as a result, had an indirect material interest in the shares owned by Redwood. Mr. Poutre is the sole member of MP2 Ventures, LLC, a member of Imperial Strategies, and, as a result, had an indirect material interest in the shares owned by Imperial Strategies. On June 7, 2017, each of Redwood and Imperial Strategies received (i) 1,875,000 shares of common stock of Croe in connection with the Stock Dividend issued by Crpto, and (ii) 1,125,000 shares of common stock of Croe in exchange for all of their shares of Crypto in connection with the Share Exchange.

As of June 30, 2017, the Company pre-paid consulting fees of $120,000, reflected in prepaid expenses as of June 30, 2017, to MP2 Ventures, LLC, of which Michael Poutre, the Chief Executive Officer of the Company, is the sole member, for his services rendered as Chief Executive Officer.

11. Subsequent Events

On July 21, 2017, the board of directors of the Company, subject to the approval of the Company’s stockholders, adopted the Croe, Inc. 2017 Equity Incentive Plan and authorized the reservation of 5,000,000 shares of common stock for issuance pursuant to awards granted thereunder.

On July 21, 2017, the board of directors of the Company granted to its employee an option to purchase 150,000 shares of common stock of the Company at a purchase price of $2.00 per share, subject to certain vesting provisions.

There were no other events subsequent to June 30, 2017 through the date of this filing, other than those described in these financial statements and in the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission from time to time, that would require disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our 8-K/A for the period from inception, March 9, 2017, through June 7, 2017, to be filed with the Securities and Exchange Commission on or around August 23, 2017. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.”

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to Croe, Inc. and its wholly-owned subsidiary, The Crypto Company.

We are engaged in the business of advising regarding, investing in, trading and developing proprietary source code for digital assets with diversified exposure to digital asset markets. Our core services include consulting and advice to companies regarding investment and trading in the digital asset market and investing in a manner that diversifies exposure to the growing class of digital assets.

Technology

We are developing proprietary technology, including trading management and auditing software, tools and processes, to assist both traditional companies, from start-up businesses to well-established companies, and decentralized autonomous organizations with their design protocol and connect such companies and teams to the resources required to operate and/or trade in cryptocurrencies. We may consider using our technology to build additional units around our existing platform, or selling or licensing our technology to third party institutions for a fee.

Consulting

We offer various consulting services to a variety of clients, including the following:

●	“Tokenizing”. We closely advise traditional institutions and decentralized autonomous organizations who desire to operate or trade in cryptocurrencies on how to best position themselves to invest and trade in cryptocurrencies through each stage of the process.

●	Financial institutions. In the future, we expect to advise financial institutions who wish to include cryptocurrencies as an asset class or security to their existing portfolios.

●	Education. We engage in active dialogue with government regulators, lawmakers and industry groups to create responsible regulations that promote the growth of the cryptocurrency market while providing transparency to potential investors.

Media and Ongoing Education

We engage in public discourse on an ongoing basis and regularly host roundtable webinars to educate the public about the cryptocurrency market. We intend to distribute a monthly newsletter and actively engage in social media, speaking and panel events and other opportunities to educate and work with the public and with government regulators.

From time to time we may seek strategic acquisitions either by integrating third party teams and technology with our core business or by funding third party teams that we may be interested in.

Recent Events

Croe, Inc. (“Croe”) was incorporated in the State of Utah on December 2, 2013.

On June 7, 2017 (the “Transaction Date”), as a result of the Stock Sale, the Stock Dividend and the Share Exchange, each as hereinafter described, (i) The Crypto Company, a Nevada corporation (“Crypto”), became a wholly owned subsidiary of Croe; (ii) all of the former shareholders of Crypto became shareholders of Croe, on a pro-rata basis; and (iii) the operations of Croe solely consisted of the operations of Crypto.

The Transaction was treated as a reverse acquisition of Croe, and Crypto is treated as the acquirer, for financial accounting and reporting purposes, while Croe is treated as the acquired entity. As of the effective date of the Transaction, the acquired entity had no liabilities or obligations.

As a result of the Transaction, Crypto and its parent company, Croe, shall collectively be referred to as (the “Company”, “we”, “our”, or “us”) herein.

Stock Sale

On June 7, 2017, the Company entered into (i) a Share Purchase Agreement (the “Restricted Share Purchase Agreement”) with Crypto, and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company; and (ii) a Share Purchase Agreement (the “Free Trading Share Purchase Agreement”, and together with the Restricted Share Purchase Agreement, the “Share Purchase Agreements”) with Crypto, Uptick Capital, LLC (“Uptick Capital”) and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company. Pursuant to the Share Purchase Agreements, the shareholders of the Company sold an aggregate of 11,235,000 shares of common stock of the Company to Crypto and 100,000 shares of common stock of the Company to Uptick Capital, representing an aggregate of 100% of the issued and outstanding common stock of the Company as of such date, for aggregate proceeds of $411,650, including escrow and other transaction related fees equal to $1,525, to the selling shareholders (the “Stock Sale”). A portion of the acquisition cost equal to $399,300 is expensed as general and administrative expense in the accompanying statement of operations.

10,000,000 shares held by Deborah Thomas, the former Chief Executive Officer, principal accounting and financial officer and director of the Company, representing approximately 88.22% of the outstanding common stock of the Company immediately prior to the Stock Sale, were sold at a price of $0.031 per share, and an aggregate of 1,335,000 shares held by the remaining shareholders of the Company were sold at a price of $0.075 per share.

In connection with the Stock Sale, effective as of June 7, 2017, (i) Deborah Thomas resigned as Chief Executive Officer, principal accounting officer and director of the Company and Elliott Polatoff resigned as Secretary and director of the Company; and (ii) Michael Poutre was appointed Chief Executive Officer and sole director of the Company, James Gilbert was appointed President of the Company and Ron Levy was appointed Chief Operating Officer of the Company.

Stock Dividend

On June 7, 2017, Crypto issued to its shareholders a stock dividend (the “Stock Dividend”) of 10,918,007 shares of common stock of the Company acquired through the Stock Sale, distributed on a pro-rata basis, such that the shareholders of Crypto received fifteen shares of common stock of the Company for each share of common stock of Crypto held as of June 6, 2017.

Immediately following the consummation of the Stock Sale and the distribution of the Stock Dividend, Crypto held 316,993 shares, representing 4.26% of the issued and outstanding shares of common stock of the Company, and the shareholders of Crypto, collectively, held 10,918,007 shares, representing 94.40% of the issued and outstanding shares of common stock of the Company. The 316,993 shares held by Crypto were retired in June 2017 with 129,238 shares issued to certain officers and consultants of Crypto.

Share Exchange

On June 7, 2017, the Company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Michael Poutre, in his sole capacity as representative for the shareholders of Crypto, pursuant to which each issued and outstanding share of common stock of Crypto was exchanged for shares of common stock of the Company (the “Share Exchange”), resulting in the aggregate issuance of 7,026,614 shares of common stock of the Company, on a pro-rata basis, as provided on the Exchange Agreement, to the shareholders of Crypto, in exchange for 727,867 shares of common stock of Crypto.

For the period from inception through June 6, 2017, Crypto issued 477,867 shares of common stock of Crypto for aggregate proceeds of $2,661,036, of capital, to fund its operations. On March 9, 2017, Crypto issued 125,000 shares of common stock of Crypto in exchange for consulting services, valued at $200,000. In addition, Crypto issued another 125,000 shares of common stock of Crypto on March 9, 2017 for investments in cryptocurrency, valued at $100,000.The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and Crypto did not engage in any form of general solicitation or general advertising in making the offering.

On June 7, 2017, Crypto’s shareholders received an aggregate of (i) 10,918,007 shares of common stock of the Company in connection with the Stock Dividend issued by Crypto, and (ii) 7,026,614 shares of common stock of the Company in exchange for all of the outstanding shares of common stock of Crypto (Noted Above) in connection with the Share Exchange. As part of the Transaction, Crypto held 316,993 shares of common stock of its parent company, Croe.

On June 13, 2017, the Company issued to four accredited investors an aggregate of 47,500 shares of common stock of the Company at a purchase price of $2.00 per share for aggregate proceeds of $95,000.

On June 14, 2017, Crypto transferred an aggregate of 129,238 shares of common stock of its parent company Croe, held by Crypto to certain officers and consultants of Crypto in exchange for their services in connection with the Transaction. Accordingly, the Company recorded an expense of $166,717 based on the fair value of the shares on the measurement date.

As of June 30, 2017, Crypto retained 187,755 shares of common stock of its parent company Croe, at a historical cost of $8,473, which has been eliminated in consolidation.

Plan of Operation

As the digital currency industry continues to grow, management believes that companies in a wide range of businesses will increasingly adopt digital currencies as part of their business. As such, consumers, entrepreneurs and the general public will seek investment in the industry. Our mission is to provide investors with a diversified exposure to cryptocurrency markets. Our core areas of focus are as follows:

●	We offer consulting services and advice to companies regarding investment and trading in the cryptocurrency market.

●	We are developing proprietary source code for digital assets.

●	We intend to invest in a diversified portfolio of cryptocurrencies.

●	We intend to invest directly from our balance sheet and incur no management fees.

●	We anticipate growing the portfolio indefinitely, without distributing profits.

●	We expect annualized portfolio growth of greater than sixty percent.

Results of Operations

Revenue

We recorded realized gains of $82,640 for the three months ended June 30, 2017 and for the period from inception to June 30, 2017. Since the inception of Crypto in March 2017, the realized and unrealized gain was primarily from our investment in cryptocurrency. We continue to seek opportunity through our consulting, educational services, and development of proprietary source code.

General and administrative expenses

For the three months ended June 30, 2017, we incurred $1,011,247 in general and administrative expenses, which primarily consisted of costs relating to the Transaction, totaling $399,300, and the share-based compensation expense, valued at $166,717 in exchange for services relating to the development of cryptocurrency operations, which Crypto commenced in March 2017, in addition to marketing costs and staff salaries related to such development.

Professional services included in the general and administrative expenses consisting primarily of contracting fees, consulting fees, accounting fees, and legal costs. These fees are associated with the initial start-up to further our source code development, consulting and advising, and educational developments.

Net unrealized appreciation on investment

We recorded an unrealized appreciation of $389,071 on our investment in cryptocurrency for the three months ended June 30, 2017 and for the period from inception to June 30, 2017. In addition, we recorded a realized gain on investment in cryptocurrency of $82,640 for the three months ended June 30, 2017.

Liquidity and Capital Resources

For the Period from Inception, March 9, 2017, through June 30, 2017

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our securities. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future.

However, our principal sources of cash have been from private placements of common stock, which has resulted in aggregate proceeds of $2,375,818, net of financing costs, of cash from financing activities for the period from inception, March 9, 2017 through June 30, 2017.

As of June 30, 2017, the Company had working capital of $1,894,455 with cash and cash equivalents of $1,389,531.

Operating Activities

Operating activities used $859,102 in cash and cash equivalents for the period from inception to June 30, 2017. This primarily consisted of prepaid expenses, including prepaid consulting fees from a related party equal to $120,000, and other miscellaneous contracting fees of $12,637. Other prepaid expenses were attributed to prepaid insurance of $24,432 and prepaid rent equal to $9,000. Also, general and administrative costs totaled $1,292,347 for the period from inception, March 9, 2017 through June 30, 2017, which primarily consists of the Transaction totaling $399,300, as well as wages and professional fees, including consulting costs and legal fees in relation to the commencement of the new cryptocurrency operations.

Investing Activities

Net cash used in investing activities for the period from inception, March 9, 2017 through June 30, 2017 was $127,185. Net cash was primarily used for an investment of $107,000 in other assets in connection with a potential business combination, as well as purchases of computer equipment for $20,185.

Financing Activities

Net cash provided by financing activities for the period from inception, March 9, 2017 through June 30, 2017 was $2,375,818, which was primarily resulted from aggregate proceeds of $2,661,036 from the issuance of 477,867 shares of common stock of Crypto prior to the Transaction, and from aggregate proceeds of $95,000 from the issuance of 47,500 shares of common stock of the Company on June 13, 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations of the Company is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period by economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, management identified certain deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules.

The specific material weaknesses identified by the Company’s management as of end of the period covered by this report include the following:

●	we have not performed a risk assessment and mapped our processes to control objectives;

●	we have not implemented comprehensive entity-level internal controls;

●	we have not implemented adequate system and manual controls; and

●	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

Despite the material weaknesses reported above, our management believes that our financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report. In an effort to remedy any material deficiencies, management intends to segregate duties and controls among different officers and other key employees, whereby each officer is expected to have distinct responsibilities implementing checks and balances over the control of assets to protect the Company against any possibility of misstatement.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

An investment in our securities involves certain risks relating to our business and operations. You should carefully consider these risks, together with all of the other information included in this prospectus, before you decide whether to purchase shares of the Company. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to our Business

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs, and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this Memorandum, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, directly and indirectly, beneficially own over 88% of our outstanding voting stock. The interests of such persons may differ from the interests of our other stockholders, including investors. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including investors, may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock that in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, and audit committee oversight. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

The elimination of personal liability against our directors and officers under Utah law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Articles of Incorporation and our Bylaws limit the personal liability of our directors and officers for damages for breach of fiduciary duty as a director or officer to the extent permissible under applicable state law. Further, our Articles of Incorporation and our Bylaws provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by applicable state law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

If we are unable to retain our staff, our business and results of operations could be harmed.

Our ability to identify, consult regarding and trade in cryptocurrencies and develop our business is largely dependent on the services of Rafael Furst, our Chief Investment Officer, and other employees and contractors which assist him in management and operation of the business. If we are unable to retain Mr. Furst’s services and to attract other qualified senior management and key personnel on terms satisfactory to us, our business will be adversely affected. We do not have key man life insurance covering the life of Mr. Furst and, even if we are able to afford such a key man policy, our coverage levels may not be sufficient to offset any losses we may suffer as a result of Mr. Furst’s death, disability, or other inability to perform services for us.

We may acquire businesses and enter into joint ventures that will expose us to increased operating risks.

As part of our growth strategy, we intend to enter into joint venture arrangements intended to complement or expand our business and will likely continue to do so in the future. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners do not succeed in the manner that we anticipate.

Risks Related to the Ownership of our Common Stock

There is not now, and there may never be, an active, liquid and orderly trading market for our common stock, which may make it difficult for to sell shares of our common stock.

Although our common stock is eligible to be quoted on the OTC Pink Market on the OTC Markets Group, Inc., there is not now, nor has there been since our inception, trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange. As a result, our stockholders may find it difficult to obtain an accurate determination as to the market value of their shares of our common stock, and may find few buyers to purchase their stock. As a result of these and other factors, it may not be possible to resell shares of our common stock at or above the price for which they were purchased, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our common stock. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends. As a result, capital appreciation, if any, of our common stock will be the sole resource of gain for stockholders for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We may issue more shares in a future financing which could result in substantial dilution.

Any future merger or acquisition effected by us would result in the issuance of additional securities and the substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with and following a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our common stock will initially become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of purchasers to sell any of our common shares in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Risks Related to the Cryptocurrency Market

The further development and acceptance of Digital Asset systems, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of cryptocurrency may adversely affect an investment in the Shares.

A Digital Asset such as cryptocurrency may be used, among other things, to buy and sell goods and services. Digital Asset networks are a new and rapidly evolving industry. The growth of the Digital Asset industry is subject to a high degree of uncertainty. The factors affecting the further development of the Digital Asset industry include:

●	continued worldwide growth in the adoption and use of Digital Assets;

●	government and quasi-government regulation of Digital Assets and their use, or restrictions on or regulation of access to and operation of Digital Asset systems;

●	the maintenance and development of the open-source software protocol;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

●	general economic conditions and the regulatory environment relating to Digital Assets.

A decline in the popularity or acceptance of Digital Assets may harm the price of the Shares. There is no assurance that any service providers necessary to accommodate the cryptocurrency network will continue in existence or grow. Furthermore, there is no assurance that the availability of and access to Digital Asset service providers will not be negatively affected by government regulation or supply and demand of cryptocurrency.

Currently, there is relatively limited use of cryptocurrency in the retail and commercial marketplace in comparison to relatively extensive use by speculators, thus contributing to price volatility that could adversely affect an investment in the Shares.

As relatively new products and technologies such as cryptocurrency have only recently become selectively accepted as a means of payment for goods and services by many major retail and commercial outlets, and use of cryptocurrency by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions; process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers; or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by speculators and investors seeking to profit from the short- or long-term holding of cryptocurrency. Price volatility undermines cryptocurrency’s role as a medium of exchange as retailers are much less likely to accept it as a form of payment. Market capitalization for cryptocurrency as a medium of exchange and payment method may always be low. A lack of expansion by cryptocurrency into retail and commercial markets, or a contraction of such use, may result in increased volatility, which could adversely impact an investment in the Shares.

The SEC recently issued a Report of Investigation concluding that virtual coins, tokens or other digital assets may be deemed securities and subject to the federal securities laws, including registration under the Securities Act and the Investment Company Act of 1940 (the “Investment Company Act”).

A Report of Investigation by the SEC recently found that tokens offered by a virtual organization were securities and therefore subject to the federal securities laws, and further concluded that issuers of distributed ledger or Blockchain technology-based securities must register offers and sales of such securities under the Securities Act unless they are exempt from such registration. Additionally, securities exchanges providing for trading in these securities must register unless they are exempt. As a result, the Company may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of the Company as an investment company. Such additional registration may result in extraordinary, nonrecurring expenses of the Company, thereby materially and adversely impacting the Shares. Whether a particular investment transaction involves the offer and sale of a security, regardless of the terminology or technology used, will depend on the facts and circumstances, including the economic realities of the transaction. Thus, it is uncertain how various digital assets will be classified by the SEC, and the level of regulation, if any, will be applied as a result. Further, regulation over securities exchanges in the United States may incentivize the Company to invest, and to advise its clients to invest, solely in digital assets traded on foreign exchanges.

If regulatory changes or interpretations require the regulation of cryptocurrency under the Commodity Exchange Act of 1936, as amended (the “CEA”) by the U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States (the “CFTC”), the Company may be required to register and comply with such regulations.

Current and future legislation, CFTC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which cryptocurrency is treated for classification and clearing purposes. In particular, cryptocurrency may not be excluded from the definition of “commodity future” by such future CFTC rulemaking or interpretation. As of the date of this prospectus, the Company is not aware of any rules or interpretations that have been proposed to regulate cryptocurrency as commodity futures. The Company cannot be certain as to how future regulatory developments will impact the treatment of cryptocurrency under the law.

To the extent that cryptocurrency is deemed to fall within the definition of a commodity future pursuant to subsequent rulemaking by the CFTC, the Company may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, the Company may be required to register as a commodity pool operator. Such additional registration may result in extraordinary, nonrecurring expenses, thereby materially and adversely impacting the Shares.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

Unregistered Sales of Securities

On June 7, 2017, the Company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Michael Poutre, in his sole capacity as representative for the shareholders of Crypto, pursuant to which each issued and outstanding share of common stock of Crypto was exchanged for shares of common stock of the Company (the “Share Exchange”), resulting in the aggregate issuance of 7,026,614 shares of common stock of the Company, on a pro rata basis, as provided on Schedule I to the Exchange Agreement, to the shareholders of Crypto, in exchange for 727,867 shares of common stock of Crypto. The securities were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act inasmuch as the securities were offered and sold solely to accredited investors and we did not engage in any form of general solicitation or general advertising in making the offering.

On June 13, 2017, the Company issued to four accredited investors an aggregate of 47,500 shares of common stock of the Company at a purchase price of $2.00 per share for aggregate proceeds of $95,000. The securities were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and we did not engage in any form of general solicitation or general advertising in making the offering. The proceeds from the offering shall be used to capitalize the Company’s cryptocurrency portfolio and for general corporate and operating expenses.

On June 14, 2017, Crypto transferred an aggregate of 129,238 shares of common stock of its parent company, Croe, held by Crypto, to certain officers and consultants of Crypto in exchange for their services in connection with the Transaction. Accordingly, the Company recorded an expense of $166,717 based on the fair value of the shares on the measurement date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document

2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017)

10.1	Consulting Agreement by and between the Company and MP2 Ventures, LLC, dated as of June 22, 2017. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2017)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ This document is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 21, 2017	CROE, INC.
(Registrant)

	By:	/s/ Michael Poutre
Michael Poutre
Chief Executive Officer Principal Executive Officer

	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer Principal Financial and Accounting Officer

