Form 10-Q/A
period 2017-06-30
CROE, INC.
filed 2017-08-22
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, originally filed with the Securities and Exchange Commission on August 21, 2017, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 22, 2017	CROE, INC.
(Registrant)

	By:	/s/ Michael Poutre
Michael Poutre
Chief Executive Officer Principal Executive Officer

	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer Principal Financial and Accounting Officer

