Form 10-Q
period 2017-09-30
Crypto Co
filed 2017-11-14
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-55726

THE CRYPTO COMPANY

(Exact name of registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 14, 2017 the issuer had 19,581,602 shares of common stock, par value $0.001 per share, outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto”, the “Company”, “we”, “us” and “our” in this document refer The Crypto Company, a Nevada corporation formerly known as Croe, Inc., and, where appropriate, its wholly owned subsidiary, Crypto Sub, Inc., a Nevada corporation formerly known as The Crypto Company.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

THE CRYPTO COMPANY

(FORMERLY CROE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,591,404
Accounts Receivable	6,000
Investment in cryptocurrency, at fair value (cost $814,332)	900,110
Prepaid expenses, related party	60,000
Prepaid expenses	25,349
Total Current Assets	3,582,863

Equipment, net of accumulated depreciation	31,909
Other assets	109,750

TOTAL ASSETS	$3,724,522

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$31,705
Accrued expenses	116,510
Income tax payable	800
Total Current Liabilities	149,015

TOTAL LIABILITIES	149,015

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 19,581,602 shares issued and outstanding	19,581
Additional paid-in-capital	6,264,654
Accumulated deficit	(2,708,728)

TOTAL STOCKHOLDERS' EQUITY	3,575,507

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,724,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

(FORMERLY CROE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Period from Inception, March 9, 2017 through
	September 30, 2017	September 30, 2017
REVENUE
Net realized gain on investment in cryptocurrency	$481,692	$564,332
Consulting revenue	6,000	6,000

Total Revenue	487,692	570,332

OPERATING EXPENSES
General and administrative expenses	1,688,941	3,361,507

Total Operating Expenses	1,688,941	3,361,507

OPERATING LOSS	(1,201,249)	(2,791,175)

NET CHANGE IN UNREALIZED (DEPRECIATION)
APPRECIATION ON INVESTMENT IN CRYPTOCURRENCY	(303,805)	85,266

INTEREST AND OTHER EXPENSES	2,019	2,019

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,507,073)	(2,707,928)

PROVISION FOR INCOME TAXES	-	800

NET LOSS	$(1,507,073)	$(2,708,728)

Net loss per common share - basic and diluted	(0.08)	(0.18)

Weighted average common shares outstanding - basic and diluted	18,565,062	15,371,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

(FORMERLY CROE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period from Inception, March 9, 2017 through
September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,708,728)
Adjustments to reconcile net loss to net cash used by operating activities:
Net change in unrealized appreciation on investment in cryptocurrency	(85,266)
Net realized gain on investment in cryptocurrency	(564,332)
Depreciation	1,918
Stock based compensation	1,083,224
Purchases of investment in cryptocurrency	(25,512)
Changes in operating assets and liabilities:
Accounts receivable	(6,000)
Prepaid expenses	(85,349)
Accounts payable and accrued liabilities	149,015
Net cash used by operating activities	(2,241,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of other assets	(109,750)
Purchases of equipment	(33,827)
Net cash used by investing activities	(143,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	4,976,011

Net cash provided by financing activities	4,976,011

NET CHANGE IN TOTAL CASH AND CASH EQUIVALENTS	2,591,404

CASH AND CASH EQUIVALENTS, beginning of period	-

CASH AND CASH EQUIVALENTS, end of period	$2,591,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$-
Cash paid for interest	$565

Noncash investment activities:
Shares of common stock issued in exchange for investments in cryptocurrency	$225,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

(FORMERLY CROE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

The Crypto Company (the “Company”, “Crypto” or “Croe”) was incorporated in the State of Utah on December 2, 2013 under the name Croe, Inc. On October 3, 2017, the Company filed Articles of Conversion with the Utah Secretary of State and the Nevada Secretary of State to effectively change its state of Incorporation to Nevada, and filed Articles of Incorporation with the Nevada Secretary of State to change its name to The Crypto Company.

On June 7, 2017 (the “Transaction Date”), as a result of the Stock Sale, the Stock Dividend and the Share Exchange, each as hereinafter described, (i) Crypto Sub, Inc., a Nevada corporation formerly known as The Crypto Company (“Crypto Sub”), became a wholly owned subsidiary of Croe; (ii) all of the former shareholders of Crypto Sub became shareholders of Croe, on a pro-rata basis; and (iii) the operations of Croe solely consisted of the operations of Crypto Sub.

The Transaction was treated as a reverse acquisition of Croe, and Crypto Sub is treated as the acquirer, for financial accounting and reporting purposes, while Croe is treated as the acquired entity. As of the effective date of the Transaction, the acquired entity had no liabilities or obligations.

As a result of the Transaction, Crypto Sub and its parent company, The Crypto Company, shall collectively be referred to as (the “Company”, “we”, “our”, or “us”) herein.

The Company is engaged in the business of advising regarding, investing in, trading and developing proprietary source code for the management of digital assets. Our core services include consulting and advice to companies regarding investment and trading in the digital asset market. We also invest in technologies and tokens in a manner that diversifies exposure to the growing class of digital assets.

From time to time we may seek strategic acquisitions either by integrating third party teams and technology with our core business or by funding third party teams in which we may have interest.

Technology

We are developing proprietary technology, including trading management and auditing software, tools and processes, to assist both our own operations and traditional companies, from start-up businesses to well-established companies. We may consider using our technology to build additional units around our existing platform, or selling or licensing our technology to third party institutions for a fee.

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

Stock Sale

On June 7, 2017, the Company entered into (i) a Share Purchase Agreement (the “Restricted Share Purchase Agreement”) with Crypto Sub, and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company; and (ii) a Share Purchase Agreement (the “Free Trading Share Purchase Agreement”, and together with the Restricted Share Purchase Agreement, the “Share Purchase Agreements”) with Crypto Sub, Uptick Capital, LLC (“Uptick Capital”) and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company. Pursuant to the Share Purchase Agreements, the shareholders of the Company sold an aggregate of 11,235,000 shares of common stock of the Company to Crypto Sub and 100,000 shares of common stock of the Company to Uptick Capital, representing an aggregate of 100% of the issued and outstanding common stock of the Company as of such date, for aggregate proceeds of $411,650, including escrow and other transaction related fees to the selling shareholders (the “Stock Sale”). A portion of the acquisition cost equal to $399,300 is expensed as a general and administrative expense in the accompanying consolidated statement of operations.

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

Stock Dividend

On June 7, 2017, Crypto Sub issued to its shareholders a stock dividend (the “Stock Dividend”) of 10,918,007 shares of common stock of the Company acquired through the Stock Sale, distributed on a pro-rata basis, such that the shareholders of Crypto Sub received fifteen shares of common stock of the Company for each share of common stock of Crypto Sub held as of June 6, 2017.

Immediately following the consummation of the Stock Sale and the distribution of the Stock Dividend, Crypto Sub held 316,993 shares, representing 4.26% of the issued and outstanding shares of common stock of the Company, and the shareholders of Crypto Sub, collectively, held 10,918,007 shares, representing 94.40% of the issued and outstanding shares of common stock of the Company. Of the 316,993 shares held by Crypto Sub, 129,238 shares were transferred to certain officers and consultants of Crypto Sub in exchange for their services related to the Transaction, and the remaining shares were retired in June 2017.

Share Exchange

On June 7, 2017, the Company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Michael Poutre, in his sole capacity as representative for the shareholders of Crypto Sub, pursuant to which each issued and outstanding share of common stock of Crypto Sub was exchanged for shares of common stock of the Company (the “Share Exchange”), resulting in the aggregate issuance of 7,026,614 shares of common stock of the Company, on a pro-rata basis, as provided on the Exchange Agreement, to the shareholders of Crypto Sub, in exchange for 727,867 shares of common stock of Crypto Sub.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 8-K/A for the period from March 9, 2017 (“Inception”), through June 7, 2017, filed with the Securities and Exchange Commission on August 25, 2017. The results of operations for the three months, and for the period from inception, March 9, 2017, through September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future interim period.

Liquidity

The Company had limited revenues during the three months ended September 30, 2017 and since Inception through September 30, 2017, which were primarily limited to realized gains on investments in cryptocurrency. The Company has raised an aggregate of $4,976,011 in cash from common stock issuances from Inception through September 30, 2017, and had $2,591,404 in cash as of September 30, 2017 and working capital of $3,433,848. However, the Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainties of availability of financing and achieving future profitability and the success of an unproven business plan in an emerging industry. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Financial Statement Presentation

The condensed consolidated financial statements include the accounts of Crypto and its wholly-owned subsidiary, Crypto Sub. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Accounting

The Company prepares its financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

The Stock Sale, the Stock Dividend, and the Share Exchange, shall collectively be referred to as the “Transaction”. The Transaction was treated as a reverse acquisition of Croe, Inc., a public company for financial accounting and reporting purposes. Accordingly, only the historical operations of Crypto Sub, prior to the Transaction, are incorporated herein.

The comparative financial statements for the period ended September 30, 2016 have been omitted as the Company had no operations during the period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, valuation and recoverability of investments, valuation allowances of deferred taxes and stock-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Cash and cash equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months. The Company maintains its cash and cash equivalents at financial institutions, the balances of which may, at times, exceed federally insured limits.

Equipment

Equipment is recorded at cost and depreciated using the straight line method over the estimated useful life. Normal repairs and maintenance are expensed as incurred. Expenditures that materially adapt, improve, or alter the nature of the underlying assets are capitalized. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to income.

Stock Based Compensation

The Company accounts for its stock based compensation under Accounting Standards Codification 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, the compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity investments.

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

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options or warrants. Since the Company had a net loss as of September 30, 2017, the Company had no potentially dilutive common stock equivalents. As a result, the basic EPS and the diluted EPS are the same.

Revenue Recognition

The Company records the realized gain or loss on the investments on a trade date basis. The changes in unrealized appreciation or depreciation on the investments are measured to market on the last day of every month at 11:59 p.m., Pacific Time, based on publicly available cryptocurrency exchanges. The Company classifies investment in cryptocurrency as trading investments. Trading generally reflects active and frequent buying and selling, and is generally used with the objective of generating profits on short-term differences in price.

The Company recognizes consulting revenue when the service is rendered, the fee for arrangement is fixed or determinable, and collectability is reasonably assured.

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

Impairment of long lived assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. In such cases, the carrying values of assets to be held and used are adjusted to their estimated fair value, less estimated selling expenses. As of September 30, 2017, the Company recognized no impairment losses on its long-lived assets.

Marketing expense

Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $21,968 and $35,468 in marketing expenses for the three months ended on September 30, 2017 and for the period from inception through September 30, 2017, respectively.

3. Recently Issued and Not Yet Adopted Accounting Standards

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Rounds and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments also require entities to recognize the effect of the down round feature on earnings per share when it is triggered. ASU 2017-11 should be adopted retrospectively or as a cumulative-effect adjustment as of the date of adoption, only to financial instruments outstanding as of the initial application date. ASU 2017-11 will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, which will be the Company’s fiscal year 2020 (beginning July 1, 2019). Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance when it becomes effective. In March, April, May and December 2016, and in September 2017, the FASB issued additional guidance related to Topic 606. Topic 606 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of Topic 606 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Topic 606 is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

4. Fair Value Measurements

The investment in cryptocurrency is classified as a Level 2 asset. The following table summarizes the Company’s investments at fair value:

	Level 1	Level 2	Level 3

Investment in cryptocurrency	$-	$900,110	$-

5. Equipment

Equipment as of September 30, 2017 consisted of the following:

Computer equipment	$31,244
Furniture equipment	2,583
33,827
Less accumulated depreciation	(1,918)
$31,909

6. Other Assets

Pursuant to a Note Purchase Agreement dated as of March 27, 2017 by and between the Company and Rimrock Gold Corp, (“Rimrock”), the Company agreed to fund up to $300,000 to settle outstanding convertible debt of and accounts payable by and on behalf of Rimrock and to pay certain ongoing accounting expenses, for the ultimate acquisition of Rimrock, a public company located in Las Vegas, Nevada with limited operations. The Company expects to consummate the acquisition in 2018 and does not currently have plans for future operations of Rimrock. No definitive agreements have been entered into and no assurance can be given that we will successfully complete and close the proposed acquisition or business combination. For the period from Inception to September 30, 2017, the Company advanced $108,250 on behalf of Rimrock to settle the aforementioned liabilities.

7. Common Stock

For the period from Inception through June 6, 2017, Crypto Sub issued 477,867 shares of common stock of Crypto Sub for aggregate proceeds of $2,661,036, net of financing costs, of capital, to fund its operations. On March 9, 2017, Crypto Sub issued (i) 125,000 shares of its common stock in exchange for consulting services, valued at $200,000, and (ii) 125,000 shares of its common stock for investments in cryptocurrency, valued at $100,000. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and Crypto Sub did not engage in any form of general solicitation or general advertising in making the offering.

On June 7, 2017, Crypto Sub’s shareholders received an aggregate of (i) 10,918,007 shares of common stock of Croe in connection with the Stock Dividend issued by Crypto Sub, and (ii) 7,026,614 shares of common stock of Croe in exchange for all of the outstanding shares of common stock of Crypto Sub (noted above) in connection with the Share Exchange. As part of the Transaction, Crypto Sub retained 316,993 shares of common stock of its parent company, Croe.

On June 13, 2017, the Company issued to four accredited investors an aggregate of 47,500 shares of common stock of the Company at a purchase price of $2.00 per share for aggregate proceeds of $95,000.

On June 14, 2017, Crypto Sub transferred an aggregate of 129,238 shares of common stock of its parent company Croe, held by Crypto Sub, to certain officers and consultants of Crypto Sub in exchange for their services in connection with the Transaction. Accordingly, the Company recorded an expense of $166,717 based on the fair value of the shares on the measurement date.

As of September 30, 2017, Crypto Sub retained 187,755 shares of common stock of its parent company Croe, at a historical cost of $8,473, which has been eliminated in consolidation.

On September 8, 2017, the Company issued to eleven accredited investors an aggregate of 437,488 shares of common stock of the Company at a price of $2.00 per share for aggregate proceeds of $874,975.

On September 20, 2017, the Company issued to two accredited investors an aggregate of 62,500 shares of common stock of the Company at a price of $2.00 per share, payable in digital currency equal to aggregate proceeds of approximately $125,000.

On September 25, 2017, the Company issued to nine accredited investors (i) an aggregate of 672,500 shares of common stock of the Company at a price of $2.00 per share, and (ii) three-year warrants to purchase an aggregate of 168,125 shares of common stock of the Company at an exercise price of $2.00 per share, for aggregate proceeds of $1,345,000.

The shares issued on September 8, 2017, September 20, 2017 and September 25, 2017 were issued in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and the Company did not engage in any form of general solicitation or general advertising in making the offering.

Warrants for Common Stock

As of September 30, 2017, outstanding warrants to purchase shares of common stock were as follows:

				Number of Shares
	Exercisable	Expiration	Exercise	Outstanding
Issuance Date	for	Date	Price	Under Warrants
September 2017	Common Shares	September 21, 2020	$2.00	125,000
September 2017	Common Shares	September 25, 2020	$2.00	12,497
September 2017	Common Shares	September 25, 2020	$2.00	3,125
September 2017	Common Shares	September 25, 2020	$2.00	15,628
September 2017	Common Shares	September 25, 2020	$2.00	1,875
September 2017	Common Shares	September 25, 2020	$2.00	3,125
September 2017	Common Shares	September 25, 2020	$2.00	3,125
September 2017	Common Shares	September 25, 2020	$2.00	1,875
September 2017	Common Shares	September 25, 2020	$2.00	1,875
				168,125

The warrants expire on the third anniversary of their respective issuance dates. The exercise price of the warrants is subject to adjustment from time to time, as provided therein, to prevent dilution of purchase rights granted thereunder.  The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.

8. Summary of Stock Options

On July 21, 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (the “Plan), which was approved by its stockholders on August 24, 2017. The Plan is administered by the board of directors (the “Administrator”). Under the Plan, the Company may grant equity awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options) and restricted stock awards. Awards may be granted to officers, employees, nonemployee directors (as defined in the Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over eighteen months. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of September 30, 2017, there are outstanding stock option awards issued from the Plan covering a total of 887,512 shares of the Company’s common stock and there remain reserved for future awards 4,112,488 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $1.38 per share, and the remaining contractual term is 9.7 years.

Activity under the Plan is as follows:

	From Inception Through September 30, 2017
			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	-	$-	-	$-
Options granted	887,512	$1.38	9.7
Options exercised	-	$-	-	-
Options canceled	-	$-	-	-
Options outstanding, end of period	887,512	$1.38	9.7	$7,653

Vested and exercisable and expected to vest, end of period	887,512	$1.38	9.7	$7,653

Vested and exercisable, end of period	25,000	$2.00	9.7	$200

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price as of September 30, 2017.

As of September 30, 2017, the Company had not granted any restricted stock awards.

9. Commitments and Contingencies

Operating lease

On May 15, 2017, the Company entered into a lease agreement with Gregory Hannley or Soba Living, LLC for the rental of office space. The agreement, which had a term of three months is a month to month lease, provides for monthly rent of $6,000, and commenced on May 15, 2017.

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

10. Related Party Transactions

On March 9, 2017, Crypto Sub issued 125,000 shares of common stock of Crypto Sub to an employee of Crypto Sub, in exchange for an initial investment made in the form of cryptocurrency, valued at $100,000, based on the fair value of the investment on the date of such investment. On June 7, 2017, the employee received (i) 1,875,000 shares of common stock of Croe in connection with the Stock Dividend issued by Crypto Sub, and (ii) 1,125,000 shares of common stock of Croe in exchange for all of the employee’s shares of Crypto Sub in connection with the Share Exchange.

On March 9, 2017, Crypto Sub issued 300,000 shares of common stock of Crypto Sub to James Gilbert, the President of the Company, in exchange for $200,000. On June 7, 2017, Mr. Gilbert received (i) 4,500,000 shares of common stock of Croe in connection with the Stock Dividend issued by Crypto Sub, and (ii) 2,700,000 shares of common stock of Croe in exchange for all of his shares of Crypto Sub in connection with the Share Exchange.

On March 9, 2017, Crypto Sub issued (i) 125,000 shares of common stock of Crypto Sub to Redwood Fund LP (“Redwood”) in exchange for $200,000; and (ii) 125,000 shares of common stock of Crypto Sub to Imperial Strategies, LLC (“Imperial Strategies”) in exchange for certain services rendered, valued at $200,000, as of the date of such issuance. Michael Poutre, the Chief Executive Officer of the Company, and Ron Levy, the Chief Operating Officer of the Company, are Chief Executive Officer and Chief Operating Officer, respectively, of Ladyface Capital, LLC, the General Partner of Redwood, and, as a result, had an indirect material interest in the shares owned by Redwood. Mr. Poutre is the sole member of MP2 Ventures, LLC, a member of Imperial Strategies, and, as of September 1, 2017, Mr. Poutre and Mr. Levy are Chief Executive Officer and Chief Operating Officer, respectively of Imperial Strategies and, as a result, have an indirect material interest in the shares owned by Imperial Strategies. On June 7, 2017, each of Redwood and Imperial Strategies received (i) 1,875,000 shares of common stock of Croe in connection with the Stock Dividend issued by Crypto Sub, and (ii) 1,125,000 shares of common stock of Croe in exchange for all of their shares of Crypto Sub in connection with the Share Exchange.

As of September 30, 2017, the Company pre-paid consulting fees of $60,000 reflected in prepaid expenses to MP2 Ventures, LLC, of which Michael Poutre, the Chief Executive Officer of the Company, is the sole member, for his services rendered as Chief Executive Officer.

11. Subsequent Events

On October 3, 2017, the Company filed Articles of Conversion with the Utah Secretary of State and the Nevada Secretary of State to effectively change its state of Incorporation to Nevada, and filed Articles of Incorporation with the Nevada Secretary of State to change its name to The Crypto Company. The Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $0.001 per share, and no shares of preferred stock.

On October 30, 2017, the Company’s Board of Directors approved the grant, to a consultant, of an option to purchase 25,000 shares of common stock at a price of $2.00 per share, subject to vesting, pursuant to the Company’s 2017 Equity Incentive Plan.

On November 6, 2017, the Company’s Board of Directors approved the grant, to a consultant, of an option to purchase 25,000 shares of common stock at a price of $6.00 per share, subject to vesting, pursuant to the Company’s 2017 Equity Incentive Plan.

There were no other events subsequent to September 30, 2017 through the date of this filing, other than those described in these financial statements and in the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission from time to time, that would require disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our 8-K/A for the period from inception, March 9, 2017, through June 7, 2017, filed with the Securities and Exchange Commission on August 25, 2017. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.”

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to The Crypto Company and its wholly-owned subsidiary, Crypto Sub, Inc.

We are engaged in the business of advising regarding, investing in, trading and developing proprietary source code for the management of digital assets. Our core services include consulting and advice to companies regarding investment and trading in the digital asset market. We also invest in technologies and tokens in a manner that diversifies exposure to the growing class of digital assets.

From time to time, we may seek strategic acquisitions either by integrating third party teams and technology with our core business or by funding third party teams in which we may have interest.

Technology

We are developing proprietary technology, including trading management and auditing software, tools and processes, to assist both our own operations and traditional companies, from start-up businesses to well-established companies. We may consider using our technology to build additional units around our existing platform, or selling or licensing our technology to third party institutions for a fee.

Consulting

We offer various consulting services to a variety of clients, including the following:

●	“Tokenizing”. We closely advise traditional institutions and decentralized autonomous organizations who desire to operate or trade in cryptocurrencies on how to best position themselves to invest, design protocol and trade in cryptocurrencies through each stage of the process. We also connect such companies and teams to the resources required to operate and/or trade in cryptocurrencies.

●	Financial institutions. In the future, we expect to advise financial institutions who wish to include cryptocurrencies as an asset class or security to their existing portfolios.

●	Education. We engage in active dialogue with government regulators, lawmakers and industry groups to create responsible regulations that promote the growth of the cryptocurrency market while providing transparency to potential investors.

Media and Ongoing Education

We will engage in public discourse on an ongoing basis and regularly host roundtable webinars to educate the public about the cryptocurrency market. We intend to distribute a monthly newsletter and actively engage in social media, speaking and panel events and other opportunities to educate and work with the public and with government regulators.

Recent Events

The Crypto Company (the “Company”, “Crypto” or “Croe”) was incorporated in the State of Utah on December 2, 2013 under the name Croe, Inc. On October 3, 2017, the Company filed Articles of Conversion with the Utah Secretary of State and the Nevada Secretary of State to effectively change its state of Incorporation to Nevada, and filed Articles of Incorporation with the Nevada Secretary of State to change its name to The Crypto Company.

On June 7, 2017 (the “Transaction Date”), as a result of the Stock Sale, the Stock Dividend and the Share Exchange, each as hereinafter described, (i) Crypto Sub, Inc., a Nevada corporation formerly known as The Crypto Company (“Crypto Sub”), became a wholly owned subsidiary of Croe; (ii) all of the former shareholders of Crypto Sub became shareholders of Croe, on a pro-rata basis; and (iii) the operations of Croe solely consisted of the operations of Crypto Sub.

The Transaction was treated as a reverse acquisition of Croe, and Crypto Sub is treated as the acquirer, for financial accounting and reporting purposes, while Croe is treated as the acquired entity. As of the effective date of the Transaction, the acquired entity had no liabilities or obligations.

As a result of the Transaction, Crypto Sub and its parent company, The Crypto Company, shall collectively be referred to as (the “Company”, “we”, “our”, or “us”) herein.

Stock Sale

On June 7, 2017, the Company entered into (i) a Share Purchase Agreement (the “Restricted Share Purchase Agreement”) with Crypto Sub, and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company; and (ii) a Share Purchase Agreement (the “Free Trading Share Purchase Agreement”, and together with the Restricted Share Purchase Agreement, the “Share Purchase Agreements”) with Crypto Sub, Uptick Capital, LLC (“Uptick Capital”) and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company. Pursuant to the Share Purchase Agreements, the shareholders of the Company sold an aggregate of 11,235,000 shares of common stock of the Company to Crypto Sub and 100,000 shares of common stock of the Company to Uptick Capital, representing an aggregate of 100% of the issued and outstanding common stock of the Company as of such date, for aggregate proceeds of $411,650, including escrow and other transaction related fees equal to $1,525, to the selling shareholders (the “Stock Sale”). A portion of the acquisition cost equal to $399,300 is expensed as general and administrative expense in the accompanying statement of operations.

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

Stock Dividend

On June 7, 2017, Crypto Sub issued to its shareholders a stock dividend (the “Stock Dividend”) of 10,918,007 shares of common stock of the Company acquired through the Stock Sale, distributed on a pro-rata basis, such that the shareholders of Crypto Sub received fifteen shares of common stock of the Company for each share of common stock of Crypto Sub held as of June 6, 2017.

Immediately following the consummation of the Stock Sale and the distribution of the Stock Dividend, Crypto Sub held 316,993 shares, representing 4.26% of the issued and outstanding shares of common stock of the Company, and the shareholders of Crypto Sub, collectively, held 10,918,007 shares, representing 94.40% of the issued and outstanding shares of common stock of the Company. The 316,993 shares held by Crypto Sub were retired in June 2017 with 129,238 shares issued to certain officers and consultants of Crypto Sub.

Share Exchange

On June 7, 2017, the Company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Michael Poutre, in his sole capacity as representative for the shareholders of Crypto Sub, pursuant to which each issued and outstanding share of common stock of Crypto Sub was exchanged for shares of common stock of the Company (the “Share Exchange”), resulting in the aggregate issuance of 7,026,614 shares of common stock of the Company, on a pro-rata basis, as provided on the Exchange Agreement, to the shareholders of Crypto Sub, in exchange for 727,867 shares of common stock of Crypto Sub.

For the period from inception through June 6, 2017, Crypto Sub issued 477,867 shares of common stock of Crypto Sub for aggregate proceeds of $2,661,036, of capital, to fund its operations. On March 9, 2017, Crypto Sub issued 125,000 shares of common stock of Crypto Sub in exchange for consulting services, valued at $200,000. In addition, Crypto Sub issued another 125,000 shares of common stock of Crypto Sub on March 9, 2017 for investments in cryptocurrency, valued at $100,000. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and Crypto Sub did not engage in any form of general solicitation or general advertising in making the offering.

On June 7, 2017, Crypto Sub’s shareholders received an aggregate of (i) 10,918,007 shares of common stock of the Company in connection with the Stock Dividend issued by Crypto Sub, and (ii) 7,026,614 shares of common stock of the Company in exchange for all of the outstanding shares of common stock of Crypto Sub (Noted Above) in connection with the Share Exchange. As part of the Transaction, Crypto Sub held 316,993 shares of common stock of its parent company, Croe.

On June 13, 2017, the Company issued to four accredited investors an aggregate of 47,500 shares of common stock of the Company at a purchase price of $2.00 per share for aggregate proceeds of $95,000.

On June 14, 2017, Crypto Sub transferred an aggregate of 129,238 shares of common stock of its parent company Croe, held by Crypto Sub to certain officers and consultants of Crypto Sub in exchange for their services in connection with the Transaction. Accordingly, the Company recorded an expense of $166,717 based on the fair value of the shares on the measurement date.

As of September 30, 2017, Crypto Sub retained 187,755 shares of common stock of its parent company Croe, at a historical cost of $8,473, which has been eliminated in consolidation.

On September 8, 2017, the Company issued to eleven accredited investors an aggregate of 437,488 shares of common stock of the Company at a price of $2.00 per share for aggregate proceeds of $874,975.

On September 20, 2017, the Company issued to two accredited investors an aggregate of 62,500 shares of common stock of the Company at a price of $2.00 per share, payable in digital currency equal to aggregate proceeds of approximately $125,000.

On September 25, 2017, the Company issued to nine accredited investors (i) an aggregate of 672,500 shares of common stock of the Company at a price of $2.00 per share, and (ii) three-year warrants to purchase an aggregate of 168,125 shares of common stock of the Company at an exercise price of $2.00 per share, for aggregate proceeds of $1,345,000.

The shares issued on September 8, 2017, September 20, 2017 and September 25, 2017 were issued in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and the Company did not engage in any form of general solicitation or general advertising in making the offering.

Plan of Operation

As the digital currency industry continues to grow, management believes that companies in a wide range of businesses will increasingly adopt digital currencies as part of their business. As such, consumers, entrepreneurs and the general public will seek investment in the industry. Our mission is to provide investors with a diversified exposure to cryptocurrency markets. Our core areas of focus are as follows:

●	We offer consulting services and advice to companies regarding investment and trading in the cryptocurrency market.

●	We are developing proprietary source code for digital asset management.

●	We invest in a diversified portfolio of cryptocurrencies.

●	We invest directly from our balance sheet and incur no management fees.

●	We anticipate growing the portfolio indefinitely, without distributing profits.

●	We expect annualized portfolio growth of greater than sixty percent.

Results of Operations

Revenue

We recorded realized gains of $481,692 for the three months ended September 30, 2017 and $564,332 for the period from inception to September 30, 2017. Since the inception of Crypto in March 2017, the realized and unrealized gains were primarily from our investment in cryptocurrency. We also recorded $6,000 of consulting revenue for the three months ended September 30, 2017 and for the period from inception to September 30, 2017. In addition to consulting, we continue to seek opportunities through educational services and our development of proprietary source code.

General and administrative expenses

For the three months ended September 30, 2017, we incurred $1,688,941 in general and administrative expenses, which primarily consisted of costs relating to the Transaction totaling $399,300, professional fees totaling $552,728, and share-based compensation expense valued at $1,083,224 in exchange for services relating to the development of cryptocurrency operations, which Crypto commenced in March 2017, in addition to marketing costs and staff salaries related to such development.

Professional services included in the general and administrative expenses consisted primarily of contracting fees, consulting fees, accounting fees, and legal costs. These fees are associated with the initial start-up costs to further our source code development, consulting and advising, and educational developments.

Net unrealized appreciation/depreciation on investment

We recorded an unrealized depreciation of $303,805 on our investment in cryptocurrency for the three months ended September 30, 2017. For the period from inception to September 30, 2017, we recorded an unrealized appreciation of $85,266. In addition to the unrealized loss/gains, we recognized realized gains on investment in cryptocurrency of $481,692 for the three months ended September 30, 2017, and $564,332 for the period from inception to September 30, 2017.

Unrealized and realized appreciation and depreciation of our holding in cryptocurrency are driven primarily by fluctuations in the market prices of our holdings as well as the mix in the various cryptocurrency that comprises our portfolio.

Liquidity and Capital Resources

For the Period from Inception, March 9, 2017, through September 30, 2017

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

However, our principal sources of cash have been from private placements of common stock, which has resulted in aggregate proceeds of $4,976,011 in cash from financing activities for the period from inception, March 9, 2017, through September 30, 2017.

As of September 30, 2017, the Company had working capital of $3,433,848 with cash and cash equivalents of $2,591,404.

Operating Activities

Operating activities used $2,241,030 in cash and cash equivalents for the period from inception to September 30, 2017. This primarily consisted of professional fees and contracting as well as payroll costs, including prepaid consulting fees from a related party equal to $60,000. Other prepaid expenses were attributed to prepaid insurance of $19,349 and prepaid rent equal to $6,000. Additionally, general and administrative costs totaled $3,359,414 for the period from inception, March 9, 2017, through September 30, 2017, which primarily consists of wages and professional fees, including consulting costs and legal fees in relation to the commencement of the new cryptocurrency operations.

Investing Activities

Net cash used in investing activities for the period from inception, March 9, 2017, through September 30, 2017 was $143,577. Net cash was primarily used for an investment of $108,250 in connection with a potential business combination, as well as $1,500 for trademark fees and equipment for $33,827.

Financing Activities

Net cash provided by financing activities for the period from inception, March 9, 2017, through September 30, 2017 was $4,976,011 which was primarily resulted from aggregate proceeds of $2,661,036 from the issuance of 477,867 shares of common stock of Crypto prior to the Transaction, $95,000 from issuance of 47,500 shares on June 13, 2017, and from aggregate proceeds of $2,219,975 from the issuance of 1,109,988 shares of common stock of the Company during the three months ended September 30, 2017.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, management identified certain deficiencies that were determined to be material weaknesses.

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

The specific material weaknesses identified by the Company’s management as of end of the period covered by this report include the following:

●	we have not performed a risk assessment and mapped our processes to control objectives;

●	we have not implemented comprehensive entity-level internal controls;

●	we have not implemented adequate system and manual controls; and

●	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this Memorandum, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, directly and indirectly, beneficially own over 83% of our outstanding voting stock. The interests of such persons may differ from the interests of our other stockholders, including investors. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including investors, may vote, including the following actions:

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

The elimination of personal liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

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

Risks Related to the Ownership of our Common Stock

There is a limited trading market for our common stock, which may make it difficult for to sell shares of our common stock.

Our common stock is quoted on the OTC Pink Market on the OTC Markets Group, Inc. and has had limited trading activity since inception. An active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange. As a result, our stockholders may find it difficult to obtain an accurate determination as to the market value of their shares of our common stock, and may find few buyers to purchase their stock. As a result of these and other factors, it may not be possible to resell shares of our common stock at or above the price for which they were purchased, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

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

We may become subject to penny stock regulations and restrictions, in which case, you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock may become a “penny stock”, in which case, we would become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, if applicable, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of purchasers to sell any of our common shares in the secondary market.

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

If our common stock becomes subject to the Penny Stock Rule, we do not anticipate that it will qualify for an exemption therefrom. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period under Rule 144, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

In general, under Rule 144, a non-affiliated person who has held restricted shares of our common stock for a period of six months may sell into the market all of their shares, subject to the Company being current in our periodic reports filed with the Commission. A significant portion of our outstanding shares will become eligible for sale in the public market prior to the end of 2017.

As of November 14, 2017, there were approximately 168,125 shares subject to outstanding warrants, 937,512 shares subject to outstanding options and an additional 4,062,488 shares reserved for future issuance under our 2017 Equity Incentive Plan, all of which will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements or Rule 144 under the Securities Act.

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

The SEC issued a Report of Investigation concluding that virtual coins, tokens or other digital assets may be deemed securities and subject to the federal securities laws, including registration under the Securities Act and the Investment Company Act of 1940 (the “Investment Company Act”).

A Report of Investigation by the SEC during the second quarter of 2017 found that tokens offered by a virtual organization were securities and therefore subject to the federal securities laws, and further concluded that issuers of distributed ledger or Blockchain technology-based securities must register offers and sales of such securities under the Securities Act unless they are exempt from such registration. Additionally, securities exchanges providing for trading in these securities must register unless they are exempt. As a result, the Company may be required to register and comply with additional regulation under the Investment Company Act, including additional periodic reporting and disclosure standards and requirements and the registration of the Company as an investment company. Such additional registration may result in extraordinary, nonrecurring expenses of the Company, thereby materially and adversely impacting the Shares. Whether a particular investment transaction involves the offer and sale of a security, regardless of the terminology or technology used, will depend on the facts and circumstances, including the economic realities of the transaction. Thus, it is uncertain how various digital assets will be classified by the SEC, and the level of regulation, if any, will be applied as a result. Further, regulation over securities exchanges in the United States may incentivize the Company to invest, and to advise its clients to invest, solely in digital assets traded on foreign exchanges.

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

Recent exposure by the SEC of initial coin offerings used by certain issuers as a means to generate oversized returns and the SEC’s limited experience regulating the digital currency market indicates a possibility that the Company may unintentionally invest in a fraudulent coin offering which the SEC may not detect until after we have sustained significant losses.

The Company invests in various digital currencies. Although we conduct due diligence and take reasonable measures to make prudent investments and coin offerings are subject to heightened oversight and scrutiny by the SEC, coin offerings are highly susceptible to fraud and regulators have limited experience in the growing digital currency market. The SEC may not yet have adequate controls and review procedures to detect a fraudulent coin offering before significant losses are sustained.

The recent ruling of the United States Commodities Futures Trading Commission (CFTC) designating bitcoin as a commodity gives authority to the CFTC to police fraudulent activities on exchanges where bitcoin is traded.

The CFTC recently designated bitcoin as a commodity, which makes exchange markets on which bitcoin is traded subject to enforcement action by the CFTC. Although the CFTC has suggested it is not particularly focused on pursuing such enforcement at this time, and in fact there may be some limits on its ability to do so without a specific connection to commodities derivatives markets, in the event that the CFTC does pursue such enforcement and ultimately shuts down an exchange on which cryptocurrencies in which we invest are traded, it may have a significant adverse impact on our investment portfolio.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

Unregistered Sales of Securities

On September 8, 2017, the Company issued to eleven accredited investors an aggregate of 437,488 shares of common stock of the Company at a price of $2.00 per share for aggregate proceeds of $874,975.

On September 20, 2017, the Company issued to two accredited investors an aggregate of 62,500 shares of common stock of the Company at a price of $2.00 per share, payable in digital currency equal to aggregate proceeds of approximately $125,000.

On September 25, 2017, the Company issued to nine accredited investors (i) an aggregate of 672,500 shares of common stock of the Company at a price of $2.00 per share, and (ii) three-year warrants to purchase an aggregate of 168,125 shares of common stock of the Company at an exercise price of $2.00 per share, for aggregate proceeds of $1,345,000.

The shares issued on September 8, 2017, September 20, 2017 and September 25, 2017 were issued in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and the Company did not engage in any form of general solicitation or general advertising in making the offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Document

3.1	Articles of Conversion (Utah) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2017)

3.2	Articles of Conversion (Nevada) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 11, 2017)

3.3	Articles of Incorporation of The Crypto Company (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 11, 2017)

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on October 11, 2017)

10.1	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (common stock) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 29, 2017)

10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (common stock for digital currency) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 29, 2017)

10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (common stock and warrants) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 29, 2017)

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 29, 2017)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 14, 2017	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Michael Poutre
Michael Poutre
Chief Executive Officer Principal Executive Officer

	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer Principal Financial and Accounting Officer

