Form 10-K
period 2017-12-31
Crypto Co
filed 2018-04-02
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from Inception, March 9, 2017 through December 31, 2017

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 000-55726

THE CRYPTO COMPANY

(Exact name of Registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23805 Stuart Ranch Road, Suite 235
Malibu, CA 90265

(Address of principal executive offices - Zip Code)

Registrant’s telephone number, including area code: (424) 228-9955

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes[  ] No [X]

As of June 30, 2017, the registrant was a reporting company under the Securities Exchange Act of 1934, as amended; however, its common stock was not publicly traded.

Number of shares outstanding of the Registrant’s common stock, as of March 26, 2018: 20,932,585

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE CRYPTO COMPANY

Unless otherwise noted, the terms “Crypto”, “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K refer to The Crypto Company and its wholly-owned subsidiaries, Crypto Sub, Inc. and CoinTracking, LLC.

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products, applications, customers and technologies, and future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to achieve profitability;
●	our limited operating history;
●	rapidly advancing technology;
●	whether demand continues to develop for cryptocurrencies;
●	regulatory uncertainties and market speculation regarding cryptocurrencies;
●	the impact of competitive or alternative services and technologies;
●	our ability to obtain, expand and maintain protection of any intellectual property or propriety software we are currently developing or may develop in the future;
●	our exposure to and ability to defend third-party claims and challenges to our intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our ability to continue as a going concern;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report to conform such statements to actual results or changes in our expectations. You should not place undue reliance on these forward-looking statements.

Item 1. Business

The Crypto Company (the “Company”, “Crypto”, “we”, “us” or “our”) was incorporated in the State of Utah on December 2, 2013 under the name Croe, Inc. On October 3, 2017, the Company filed Articles of Conversion with the Utah Secretary of State and the Nevada Secretary of State to effectively change its state of Incorporation to Nevada, and filed Articles of Incorporation with the Nevada Secretary of State to change its name to The Crypto Company.

Crypto Sub, Inc. (formerly known as The Crypto Company) (“Crypto Sub”) was incorporated in the State of Nevada on March 9, 2017 (“Inception”). On June 7, 2017, Crypto Sub completed a reverse acquisition of Croe, Inc. as a result of a Stock Sale, Stock Dividend and Share Exchange, each as described below and collectively referred to as the “Acquisition”. On October 3, 2017, we changed our name to The Crypto Company to better reflect our new business. We are located at 23805 Stuart Ranch Road, Suite 235 in Malibu, California and our telephone number is (424) 228-9955. Our website can be accessed at www.thecryptocompany.com. The information contained on or that may be obtained from our website is not a part of this report. Crypto Sub, Inc., and CoinTracking, LLC operate as wholly-owned subsidiaries of Crypto.

Prior to the Acquisition, the Company was an early stage fitness apparel company with the mission of creating supportive, protective, and innovative sports bras and fitness apparel.

The Acquisition

Stock Sale

On June 7, 2017, the Company entered into (i) a Share Purchase Agreement (the “Restricted Share Purchase Agreement”) with Crypto Sub and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company; and (ii) a Share Purchase Agreement (the “Free Trading Share Purchase Agreement”, and together with the Restricted Share Purchase Agreement, the “Share Purchase Agreements”) with Crypto Sub, Uptick Capital, LLC (“Uptick Capital”) and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company. Pursuant to the Share Purchase Agreements, the shareholders of the Company sold an aggregate of 11,235,000 shares of common stock of the Company to Crypto Sub and 100,000 shares of common stock of the Company to Uptick Capital, representing an aggregate of 100% of the issued and outstanding common stock of the Company as of such date, for aggregate proceeds of $411,650, including escrow and other transaction related fees to the selling shareholders (the “Stock Sale”). A portion of the acquisition cost equal to $399,300 is expensed as a general and administrative expense in the accompanying consolidated statement of operations.

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

Immediately following the consummation of the Stock Sale and the distribution of the Stock Dividend, Crypto Sub held 316,993 shares, representing 4.26% of the issued and outstanding shares of common stock of the Company, and the shareholders of Crypto Sub, collectively, held 10,918,007 shares, representing 94.40% of the issued and outstanding shares of common stock of the Company. Of the 316,993 shares held by Crypto Sub, 129,238 shares were transferred to certain officers and consultants of Crypto Sub in exchange for their services related to the Transaction, and the remaining shares were retained by Crypto Sub.

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

The Stock Sale, the Stock Dividend and the Share Exchange are collectively referred to as the “Acquisition”. Immediately following the Acquisition, (i) Crypto Sub became a wholly owned subsidiary of the Company; (ii) all of the former shareholders of Crypto Sub became shareholders of the Company, on a pro-rata basis; and (iii) the operations of the Company solely consisted of the operations of Crypto Sub.

Core Business

We are engaged in the business of building technological infrastructure, a proprietary investment portfolio and strategic alliances to facilitate the exchange of value in the digital asset market and, specifically, to assist third parties with investing in, trading and managing digital assets. We also invest in technologies and tokens in a manner that diversifies exposure to the growing class of digital assets. From time to time, we may seek strategic acquisitions either by integrating third party teams and technology with our core business or by funding third party teams in which we may have interest.

Technology

We are developing proprietary technology, including trading management and auditing software, tools and processes, to assist both our own operations and traditional companies, from start-up businesses to well-established companies. We may use our technology or license technology from third parties to build additional units around our existing platform, or sell or license our technology to third party institutions for a fee.

We have developed and intend to market and license algorithmic indices that track digital tokens and represent specific market segments, such that one can more efficiently monitor and track trends and events in the digital token asset class. We have also developed and launched a proprietary trading floor and operations related to the governance and management of professional trading operations.

Investment Portfolio

In addition to the Company’s ordinary operations, we also utilize a significant portion of our assets to trade a diversified proprietary portfolio of digital assets. We do not accept or manage any investor, client, or other third party assets. We invest solely the Company’s assets and incur no management fees.

Our portfolio strictly adheres to proprietary investment strategies based on proprietary algorithms, processes and standards relating to our trading and analysis, including our investments in coin offerings, developed and implemented by in-house traders, analysts, researchers and other personnel experienced in trading cryptocurrencies who evaluate our investments.

Strategic Acquisitions

From time to time, we may seek strategic acquisitions of majority and minority equity interests in entities and technology that demonstrate (i) established, protectable and scalable revenues; (ii) substantial market share; (iii) established brand equity and customer loyalty; (iv) proprietary technology with competitive advantages; (v) quality personnel; and (vi) strategic access to international markets.

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “Agreement”) entered into on December 22, 2017 by and among the Company, CoinTracking, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“CoinTracking”), Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and Dario Kachel, an individual, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, an entity formed under the laws of Germany (“CoinTracking GmbH”), representing 50.1% of the equity interests in CoinTracking GmbH, for a purchase price of (i) $4,736,400 in cash, and (ii) 473,640 shares of common stock of the Company, par value $0.001 per share, subject to adjustment as provided in the Agreement (the “CoinTracking Acquisition”). Following administrative procedures as required under applicable German laws, the CoinTracking Acquisition was consummated on January 26, 2018. CoinTracking GmbH operates as a SAAS platform, which allows users to track and manage value, profit, loss and other information regarding their investments in cryptocurrencies, available via web-based or mobile application.

Media Opportunities

We engage in public discourse on an ongoing basis and regularly host roundtable webinars to educate the public about the cryptocurrency market and intend to expand our presence at industry conferences to develop and expand our community and content network.

Intellectual Property

We regard our service marks, including “The Crypto Company”, as having significant value and as being important factors in the marketing of our products and services. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

Market Overview

Blockchain

The blockchain is the underlying technology that powers cryptocurrencies. It is a decentralized database or digital “ledger” of transactions across a peer-to-peer network of computers or “nodes” that use the underlying infrastructure of the Internet to validate and process valuable transactions. While using the blockchain, participants can transfer information across the Internet without the need of a central third party. In a financial transaction, the buyer and seller interact directly without the need for verification by a trusted third-party intermediary. The actual record of transaction is pseudonymous, but the identifying information is encrypted, preventing personal information from being shared.

The primary benefits of blockchain include the following:

●	Fraud reduction: Blockchain technology has the potential to positively disrupt most industries since it can work for nearly every type of transaction that involves value, including money, property and goods. From a business perspective, the technology may be leveraged for process improvement, helping to reduce human error, prevent fraud and streamline data storage.

●	Transparency: Financial organizations may use the blockchain to store records digitally and leverage the technology for any type of transaction that needs to be verified by a trusted third party.

●	Security: Transactions may include transferring digital or physical assets, verifying chain of custody and protecting intellectual property. In an era with increasing cybercrime and strict regulatory requirements, blockchain offers a highly fraud resistant technology that can protect and authenticate almost any type of transaction.

●	Efficiency: Both Permissioned and Public blockchains offer significant improvements in efficiency to retail and business implementations by reducing cost and time in the duplicate databases and ledgers that companies and intermediaries must maintain in the absence of a shared, trusted and immutable system.

Competition

We have a number of competitors, ranging in size, consisting primarily of Hedge funds, as well as portfolio managers and trading systems, which compete directly with CoinTracking GmbH. Our two main competitors are Digital Currency Group and Galaxy Digital. None of our direct competitors are reporting companies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While the competitive landscape is continually growing, we remain one of the few among our competitors who develops proprietary technology.

Governmental Regulations

The digital currencies in which we invest are subject to regulation by the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Commodities Futures Trading Commission (the “CFTC”), both of which develop regulations, on an ongoing basis, in a rapidly growing, volatile and highly speculative market. For a discussion of recently issued rulings by the SEC and the CFTC and how such rulings may impact our business, please see the Risk Factors in Item 1A.

Market Opportunity and Our Mission

As the digital currency industry continues to grow, management believes that companies in a wide range of businesses will increasingly adopt digital currencies as part of their business. As such, consumers, entrepreneurs and the general public will seek investment in the industry. Our mission is to provide investors with a diversified exposure to cryptocurrency markets.

Proposed Stock Split

On December 12, 2017, the Company’s Board and a majority of its stockholders approved a forward split of the Company’s Common Stock at a ratio of 10-for-1 (the “Stock Split”) such that each share of Common Stock issued and outstanding as of December 12, 2017 shall, immediately following the effective time of the Stock Split, automatically be converted into and exchanged for 10 shares of Common Stock. The Company filed a Definitive Information Statement on Schedule 14C with the SEC on January 5, 2018. On January 12, 2018, the Company submitted an Issuer Company-Related Action Form to the Financial Industry Regulatory Authority (“FINRA”) for approval of the Stock Split. On March 1, 2018, we received a letter from FINRA rejecting the Stock Split on the basis of deficiency and in the interest of the protection of investors, the public interest and to maintain fair and orderly markets. On March 8, 2018, the Company submitted an appeal to FINRA pursuant to FINRA Rule 6490, which is scheduled to be reviewed by FINRA’s Uniform Practice Code Committee on April 27, 2018.

We cannot guarantee that FINRA’s review of our appeal will result in a positive outcome or when the necessary approvals will be received and the Stock Split will be effectuated, if at all. To the extent that the Stock Split is effectuated, resulting in the issuance of additional shares of common stock, dilution to the interests of any stockholders who acquired their shares after December 12, 2017 will occur and the rights of such holders of common stock might be materially and adversely affected.

Employees

As of March 26, 2018, we had 21 full-time employees and no part-time employees and we retain the services of several qualified consultants. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to our Business

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs, and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this Memorandum, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates, directly and indirectly, beneficially own over 77% of our outstanding voting stock. The interests of such persons may differ from the interests of our other stockholders, including investors. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including investors, may vote, including the following actions:

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

Our ability to identify, consult regarding and trade in cryptocurrencies and develop our business is largely dependent on the services of certain executive officers and other employees and contractors which assist such individuals in management and operation of the business (collectively, “Key Personnel”). If we are unable to retain Key Personnel and to attract qualified senior management on terms satisfactory to us, our business will be adversely affected. We do not have key man life insurance covering the life of any executive officers and, even if we are able to afford such a key man policy, our coverage levels may not be sufficient to offset any losses we may suffer as a result of the loss of any Key Personnel.

We may acquire stakes in businesses and enter into joint ventures that will expose us to increased operating risks.

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

Current and future litigation could adversely affect us.

We, along with certain of the Company’s directors and/or officers, were a party to the legal proceedings described in Item 3 of Part 1 of this Annual Report, which, as of the date of this Annual Report, have been voluntarily dismissed. We, along with certain directors and/or officers of the Company may also become subject to other legal proceedings in our ordinary course of business. Such legal proceedings involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. As a smaller company, the collective costs of litigation proceedings represent a drain on our cash resources, as well as an inordinate amount of our management’s time and addition. Moreover, an adverse ruling in respect of certain litigation could have a material adverse effect on our results of operation and financial condition.

We may face competition and, if we are not able to effectively compete in our markets, our revenues may decrease.

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of customers or a decrease in prices, either of which could result in decreased revenues and profits. Though the market sectors in which we compete are fairly new, our competitors are numerous, and the recent increase in popularity of such market sectors only creates more competition. New or current competitors may have significantly greater capital resources than us, and our business could be adversely affected because of increased competition from such competitors.

We expect continued operating losses and cannot be certain of our future profitability.

We have accumulated a net deficit through December 31, 2017. We expect to incur significant losses in the foreseeable future as we increase expenditures for the development of our technological infrastructure and strategic acquisitions. The time required for us to become profitable is uncertain, and there can be no assurance that we will achieve profitability on a sustained basis, if at all. As a result of our limited operating history, we have neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the ability to make strategic acquisitions; the ability to develop and distribute our technological infrastructure; the introduction of new competing, enhanced or alternative methods of investing in and managing digital assets; our ability to attract, retain and motivate qualified personnel; specific economic conditions in the cryptocurrency market; general economic conditions; and other factors.

We may be forced to cease operations or take actions that result in the dissolution of the Company.

It is possible that, due to any number of reasons, including, but not limited to, an unfavorable fluctuation in the value of cryptographic and fiat currency, SEC regulations that decreases interests in or inhibits the growth of Blockchain technology, the inability by the Company to maintain its competitiveness among companies operating in similar market sectors, the failure of commercial relationships, or intellectual property ownership challenges, the Company may no longer be viable to operate and the Company may dissolve or take actions that result in a dissolution event.

Risks Related to the Ownership of our Common Stock

The OTC Markets have assigned the “Caveat Emptor” designation to the Company.

On December 7, 2017, the Company was assigned a “Caveat Emptor” designation by the OTC Markets Group, Inc. (the ‘OTC Markets”). The OTC Markets assigns a Caveat Emptor designation to a company’s stock symbol to inform current and potential investors that there may be reasons to exercise additional care when deciding whether they should continue or begin their investment in such company. Such reasons include: (i) a suspension or halt in the trading of a company’s stock, (ii) unsolicited quotes, (iii) the OTC Markets’ belief of the existence of undisclosed corporate actions, (iv) investigation of fraud or other criminal activities and (v) the OTC Markets’ belief of other public interest concern. Typically, the OTC Markets will continue to display such designation until adequate current information is made available by a company pursuant to certain reporting standards, such adequacy being in the sole discretion of the OTC Markets, and until the OTC Markets believes there is no longer a public interest concern. The designation of the Caveat Emptor symbol does not suspend or halt the Company’s trading on the OTC Markets.

As of the date of this filing, the Caveat Emptor designation assigned to the Company has not been removed. While the Company believes it has disclosed all material facts in accordance with its SEC reporting obligations, and continues to work with the OTC Markets to resolve any issues in an effort to remove the Caveat Emptor designation, we cannot guarantee that the designation will be removed in the future, or at all.

Our shares were previously suspended by the SEC, and are currently listed on the OTC Grey Market.

On December 19, 2017, the SEC, pursuant to Section 12(k) of the Exchange Act, temporarily suspended trading of the Company’s stock on the OTC Pink market until January 3, 2018 (the “Trade Halt”). The SEC cited concerns on the accuracy and adequacy of information in the marketplace about, among other things, the compensation paid for promotion of the Company, statements in SEC filings about the plans of the Company’s insiders to sell their shares of the Company’s common stock and potential manipulative transactions in the Company’s stock in November of 2017. The Trade Halt was lifted by the SEC as of January 4, 2018, and the SEC did not provide comments on whether it is still investigating the Company. Although the Company has had ongoing communications with the SEC and we believe that we have addressed all of the issues raised by the SEC, we cannot guarantee that the SEC will not suspend the trading of the Company’s stock on the OTC Markets, should we resume our quotation thereon, or on any national securities exchange in the future.

Upon the expiration of the Trade Halt, the OTC Markets, automatically, as a matter of course, discontinued the display of quotes for our common stock and moved our common stock to the OTC Grey Market (the “Grey Market Listing”) as of January 4, 2018. Securities listed on the OTC Grey Market are tradable, but broker-dealers of such securities are unable to publicly quote such securities. While the Company continues to work with the OTC Markets, there can be no guarantee that our stock will resume trading on the OTC Pink market.

There is not now, and there may never be, an active, liquid and orderly trading market for our common stock, which may make it difficult for investors to sell shares of our common stock.

Since the Grey Market Listing, there has not been any trading activity in our common stock on a national securities exchange, the OTC Pink market or any other OTC Market, and an active trading status on such OTC Markets or exchange for our shares may never develop or be sustained. Even if the Company’s stock resumes trading on the OTC Pink Market, the Company can neither guarantee that the OTC Market will remove the Caveat Emptor designation assigned to the Company nor the SEC will not suspend or halt trading of the Company’s stock in the future. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. We do not now, and may not in the future, meet the listing standards of any national securities exchange. As a result, our stockholders may find it difficult to obtain an accurate determination as to the market value of their shares of our common stock, and may find few buyers to purchase their stock. As a result of these and other factors, it may not be possible to resell shares of our common stock at or above the price for which they were purchased, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

Investors may have difficulty in reselling their shares due to state Blue Sky laws.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTCQB marketplace or on the OTC Bulletin Board, investors should consider any secondary market for our common shares to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin. Accordingly, our common shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

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

The proposed stock split of our Common Stock will likely result in substantial dilution.

On December 12, 2017, the Company’s Board and a majority of its stockholders approved a forward split of the Company’s Common Stock at a ratio of 10-for-1 (the “Stock Split”) such that each share of Common Stock issued and outstanding as of December 12, 2017 would, immediately following the effective time of the Stock Split, automatically be converted into and exchanged for 10 shares of Common Stock. On January 12, 2018, the Company submitted an Issuer Company-Related Action Form to the Financial Industry Regulatory Authority (“FINRA”) for approval of the Stock Split. On March 1, 2018, we received a letter from FINRA rejecting the Stock Split on the basis of deficiency and in the interest of the protection of investors, the public interest and to maintain fair and orderly markets. On March 8, 2018, the Company submitted an appeal to FINRA pursuant to FINRA Rule 6490, which is scheduled to be reviewed by FINRA’s Uniform Practice Code Committee on April 27, 2018.

We cannot guarantee that FINRA’s review of our appeal will result in a positive outcome or when the necessary approvals will be received and the Stock Split will be effectuated, if at all. To the extent that the Stock Split is effectuated, resulting in the issuance of additional shares of common stock, dilution to the interests of any stockholders who acquired their shares after December 12, 2017 will occur and the rights of such holders of common stock might be materially and adversely affected.

We may issue more shares in a future financing which could result in substantial dilution.

Any future merger or acquisition effected by us would result in the issuance of additional securities and the substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with and following a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock initially was a “penny stock,” and we became subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the investor and have received the investor’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of investor s to sell any of our common shares in the secondary market.

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

Unless the requirements of an exemption, such as Rule 144, is met, Investors may be restricted from selling their shares.

Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, for resales of securities acquired in a non-public offering without having to satisfy such registration requirements, a six-month holding period following acquisition of and payment in full for such securities assuming the issuer of such securities has filed periodic reports with the SEC under the Exchange Act for a period of 90 days prior to the proposed sale. If the Company has not made such filings, such securities will be subject to a one-year holding period before they can be resold under Rule 144. There can be no assurance that the Company will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability.

Accordingly, an investor should be prepared to hold the securities acquired in such offerings indefinitely and cannot expect to be able to liquidate any or all of their investment even in case of an emergency. In addition, any proposed transfer must comply with restrictions on transfer imposed by the Company and by federal and state securities laws. The Company may permit the transfer of such securities out of a subscriber’s name only when his or her request for transfer is accompanied by an opinion of counsel reasonably satisfactory to the Company that neither the sale nor the proposed transfer results in a violation of the Securities Act or any applicable state securities or “blue sky” laws.

Sales of our common stock under Rule 144 could reduce the price of our stock.

Some, but not all, of our outstanding common shares may currently be eligible for resale under Rule 144. If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

There can be no assurance that the Stock Split would result in a per share price that will attract investors.

If our Stock Split is consummated, the price of our Common Stock immediately thereafter will be based on our performance and other factors, some of which are unrelated to the number of shares outstanding and the 10-for-1 spilt ratio. If the Stock Split is effected, the percentage decline in the price of our Common Stock as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of certain other factors. In many cases, the total market capitalization of a company following a forward stock split is lower than it was before the Stock Split. Thus, we cannot guarantee that the Stock Split will result in a decrease in the price of the Company’s Common Stock in direct proportion to the 10-for-1 split ratio.

Risks Related to Blockchain Technologies and Digital Assets

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

The prices of Digital Assets are highly volatile; as such, fluctuations in the price of Digital Assets could materially and adversely affect our business.

The prices of Digital Assets have been subject to dramatic fluctuations and are extremely volatile. Several factors may influence the market price of Digital Assets, including without limitation: (i) global Blockchain asset supply; (ii) Global Blockchain asset demand, which can be influenced by the growth of retail merchants’ and commercial businesses’ acceptance of Blockchain assets such as cryptocurrencies as payment for goods and services; (iii) the security of online Blockchain asset exchanges and digital wallets that hold Blockchain assets; (iv) the perception that the use and holding of Blockchain assets is safe and secure, and the regulatory restrictions on their use; (v) monetary policies of governments, trade restrictions, currency devaluations and revaluations; or (vi) global or regional political, economic or financial events and situations.

A decrease in the price of a single Digital Asset may cause volatility in the entire Blockchain asset industry and may affect our investment portfolio, which may cause a decrease in the value of our stock.

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

The recent ruling of the United States Commodities Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States (the “CFTC”), designated bitcoin as a commodity and gives authority to the CFTC to police fraudulent activities on exchanges where bitcoin is traded. The Company may be required to register and comply with the regulations under the Commodity Exchange Act of 1936, as amended (the “CEA”)

Current and future legislation, CFTC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which cryptocurrency is treated for classification and clearing purposes. For example, the CFTC has recently designated bitcoin as a commodity, which makes exchange markets on which bitcoin is traded subject to enforcement action by the CFTC. Although the CFTC has suggested it is not particularly focused on pursuing such enforcement at this time, and in fact there may be some limits on its ability to do so without a specific connection to commodities derivatives markets, in the event that the CFTC does pursue such enforcement and ultimately shuts down an exchange on which cryptocurrencies in which we invest are traded, it may have a significant adverse impact on our investment portfolio. In addition, the Company may be required to register and comply with additional regulations under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, the Company may be required to register as a commodity pool operator. Such additional registration may result in extraordinary, nonrecurring expenses, thereby materially and adversely impacting the Shares.

Recent exposure by the SEC of initial coin offerings used by certain issuers as a means to generate oversized returns, and the recent halting by the SEC of an initial coin offering scam, along with the SEC’s limited experience regulating the digital currency market indicates a possibility that the Company may unintentionally invest in a fraudulent coin offering which the SEC may not detect until after we have sustained significant losses.

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

The SEC recently issued a press release announcing that its Cyber Unit has taken action against companies selling digital tokens to investors to raise capital for initial coin offerings, indicating an increase by the SEC in its efforts to regulate and discipline companies conducting initial coin offerings, which may deter entrepreneurs and companies from entering the cryptocurrency market and decrease the public’s interest in such technology, thereby causing a decrease in the value of our stock.

The Company invests in Digital Assets and Blockchain technology. We expect to invest in companies that sell digital tokens to investors in their initial coin offerings. The SEC has recently taken action against companies that have conducted initial coin offerings and is expected to continue to expand its efforts in regulating initial coin offerings. As the SEC continues to take action against such companies, entrepreneurs may be deterred from entering the Digital Asset market due to concerns of unknowingly violating federal securities laws and consequently being disciplined by the SEC. As a result, our investment portfolio may be affected due to a potential decrease in the public’s interest in initial coin offerings, which may ultimately decrease the value of the Company’s stock. Furthermore, a company in which we may invest may be subject to regulatory action by the SEC, negatively affecting the value of our investment therein, which would decrease the overall value of our investment portfolio and, ultimately, our stock.

The SEC recently issued a Statement concluding that endorsements made by celebrities and others of Initial Coin Offerings via social media platforms may be unlawful unless certain disclosures are made.

Due to the SEC’s comment that tokens or coins sold in Initial Coin Offerings may be deemed securities, the SEC recently released a Statement finding that celebrities and others who use social media networks to encourage the public to invest in Initial Coin Offerings may be violating federal securities laws. The endorsing celebrity or individual must disclose the nature, source and amount of any compensation paid, directly or indirectly, by the company in exchange for the endorsement. As a result, the Company’s investments in companies that undertake Initial Coin Offerings may be negatively impacted due to these restrictions. Such disclosures may deter celebrities and others from endorsing companies involved with Initial Coin Offerings, and as a result, decrease the public’s interest in such Initial Coin Offerings. Consequently, such decrease, especially in companies that have been included in the Company’s investment portfolio, may materially and adversely impact the Company’s overall business and stock price. Whether a particular endorsement violates federal securities laws will depend on the facts and circumstances. Thus, it is uncertain the SEC’s level of regulation, if any, of such endorsements made by such celebrities or other individuals.

Lack of liquidity in cryptocurrency investments may limit our ability to convert certain digital assets in our investment portfolio into cash, as may be needed for our operations, strategic acquisitions, technological development or otherwise.

From time to time, we may need to liquidate certain assets in our investment portfolio in order to fund ongoing operations, strategic operations, technological development or other endeavors. Liquidity in cryptocurrency generally varies over time and across markets, and liquidity risk in smaller currencies where there is lower demand is particularly high. Although the increase in the number of trusted cryptocurrency exchanges will provide opportunity an increase in frequency and volume of trading, and increased acceptance of cryptocurrencies at brick and mortar stores, online shops and bookings can help to increase usability and reduce volatility as more will come into circulation, limited utility as a medium of exchange will continue to have an impact on the intrinsic value of cryptocurrencies, which limits the extent to which cryptocurrencies can quickly and efficiently be converted into cash. Thus, certain business opportunities may be altered or delayed as a result of a lack of sufficient cash, which may substantially impair our ability to operate our business.

Additional risks in connection with an investment in the digital currency market may exist.

The digital currency market is a rapidly growing, volatile and highly speculative market in which regulations are being developed on an ongoing basis. As a result, there are a number of unforeseeable risks which we may not anticipate and for which we may not be able to adapt our business in a timely manner, if at all. While we make all commercially reasonable efforts to stay abreast of new regulations and best practices and maintain our operations in compliance therewith, there can be no assurance that there will not be a new or unforeseen law, regulation or risk factor which will materially impact our ability to continue our business as currently operated or raise additional capital to foster our continued growth.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease an office facility, pursuant to a lease agreement, dated May 15, 2017, by and between Crypto Sub, Inc., and Soba Living LLC, for the property located at 23805 Stuart Ranch Road, Suite 215 and Suite 235, Malibu, California 90265. The space consists of approximately 672 square feet for Suite 215 and 1,978 square feet in Suite 235. The initial term of the lease agreement expires on September 30, 2018, and may be extended for an additional period of three years at the Tenant’s request. Rent expense from the date of inception, March 9, 2017 (“Inception”), through December 31, 2017 and the period from March 9, 2017 through June 7, 2017 was $45,000 and $4,400, respectively.

We believe that these facilities are adequate for our current business operations.

Item 3. Legal Proceedings

On December 21, 2017, a class action complaint was filed in the United States District Court, Central District of California, by Monika Shepherdson, individually and on behalf of all others similarly situated, as the plaintiff, against the Company, Michael Poutre and Ivan Ivankovich, as the defendants, alleging that the defendants made public misrepresentations of material facts, issued false and misleading financial statements and artificially inflated the price of the Company’s common stock. (Case No. 2:17-cv-09157-CAS-FFM). On February 15, 2018, the Shepherdson Matter was voluntarily dismissed in its entirety by the plaintiff, without any payment by the Company, in exchange for an agreement by the Company to forego seeking sanctions against plaintiff and her counsel for the filing of a frivolous lawsuit.

On February 20, 2018, a motion was filed by Paul Van Loon and Hassan Yahfoufi for appointment as lead plaintiffs and approval of selection of lead counsel on the Shepherdson Matter. On February 27, 2018, counsel for Monika Shepherdson filed a Letter with the court stating that “Ms. Shepherdson no longer wishes to pursue the claims against the Defendants set forth in her complaint.” On February 28, 2018, the Court denied the motion and upheld the dismissal.

On January 24, 2018, a verified shareholder derivative complaint was filed in the United States District Court, Central District of California, by Sylvain Hamel, on behalf of The Crypto Company, as the plaintiff, against Michael Poutre, James Gilbert and Anthony Strickland, alleging, among other things, breaches of such defendants’ fiduciary duties as directors and/or officers of the Company. (Case No. l 8-cv-00616). On March 5, 2018, the action was voluntarily dismissed in its entirety by the plaintiff, without any payment by the Company.

On February 7, 2018, a verified shareholder derivative complaint was filed in the United States District Court, Central District of California, by Michel Blais, on behalf of The Crypto Company, as the plaintiff, against Michael Poutre, Ivan Ivankovich, James Gilbert and Anthony Strickland, alleging, among other things, breaches of such defendants’ fiduciary duties as directors and/or officers of the Company. (Case No. l 8-cv-01072). On March 2, 2018, the action was voluntarily dismissed in its entirety by the plaintiff, without any payment by the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of September 27, 2017, our common stock began trading on the OTC Pink market of the OTC Markets Group Inc. (the “OTC Markets”) under the symbol “CRCW”.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Pink market. The bid quotations reported by the OTC Pink market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
September 27 through September 30, 2017	$10.00	$3.30
October 1, 2017 through December 31, 2017	$642.00	$9.00

On December 19, 2017, the SEC, pursuant to Section 12(k) of the Exchange Act, temporarily suspended trading of the Company’s stock on the OTC Pink market until January 3, 2018 (the “Trade Halt”). The Trade Halt was lifted by the SEC as of January 4, 2018, at which time the OTC Markets, automatically, as a matter of course, discontinued the display of quotes for our common stock and moved our common stock to the OTC Grey market. Securities listed on the OTC Grey market are tradable, but broker-dealers of such securities are unable to publicly quote such securities. While the Company continues to work with the OTC Markets, there can be no guarantee that our stock will resume trading on the OTC Pink market.

The last reported closing price of our common stock on the OTC Pink market on December 18, 2017 was $575.00 per share.

Holders

As of March 26, 2018 there were 144 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business; we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has issued equity awards in the form of stock options from The Crypto Company 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by stockholders on August 24, 2017.

The following table sets forth information about the 2017 Plan for the period from Inception through December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2017 Plan)	644,531	$2.32	4,342,969
Total	644,531		4,342,969

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “could” “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors”.

We are engaged in the business of building technological infrastructure, a proprietary investment portfolio and strategic alliances to facilitate the exchange of value in the digital asset market and, specifically, to assist third parties with investing in, trading and managing digital assets. We also invest in technologies and tokens in a manner that diversifies exposure to the growing class of digital assets. From time to time, we may seek strategic acquisitions either by integrating third party teams and technology with our core business or by funding third party teams in which we may have interest.

Technology

We are developing proprietary technology, including trading management and auditing software, tools and processes, to assist both our own operations and traditional companies, from start-up businesses to well-established companies. We may use our technology or license technology from third parties to build additional units around our existing platform, or sell or license our technology to third party institutions for a fee.

We have developed and intend to market and license algorithmic indices that track digital tokens and represent specific market segments, such that one can more efficiently monitor and track trends and events in the digital token asset class. We have also developed and launched a proprietary trading floor and operations related to the governance and management of professional trading operations.

Investment Portfolio

In addition to the Company’s ordinary operations, we also utilize a significant portion of our assets to trade a diversified proprietary portfolio of digital assets. We do not accept or manage any investor, client, or other third party assets. We invest solely the Company’s assets and incur no management fees.

Our portfolio strictly adheres to proprietary investment strategies based on proprietary algorithms, processes and standards relating to our trading and analysis, including our investments in coin offerings, developed and implemented by in-house traders, analysts, researchers and other personnel experienced in trading cryptocurrencies who evaluate our investments

Strategic Acquisitions

From time to time, we may seek strategic acquisitions of majority and minority equity interests in entities and technology that demonstrate (i) established, protectable and scalable revenues; (ii) substantial market share; (iii) established brand equity and customer loyalty; (iv) proprietary technology with competitive advantages; (v) quality personnel; and (vi) strategic access to international markets.

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “Agreement”) entered into on December 22, 2017 by and among the Company, CoinTracking, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“CoinTracking”), Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and Dario Kachel, an individual, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, an entity formed under the laws of Germany (“CoinTracking GmbH”), representing 50.1% of the equity interests in CoinTracking GmbH, for a purchase price of (i) $4,736,400 in cash, and (ii) 473,640 shares of common stock of the Company, par value $0.001 per share, subject to adjustment as provided in the Agreement (the “CoinTracking Acquisition”). Following administrative procedures as required under applicable German laws, the CoinTracking Acquisition was consummated on January 26, 2018. CoinTracking GmbH operates as SAAS platform, which allows users to track and manage value, profit, loss and other information regarding their investments in cryptocurrencies, available via web-based or mobile application.

Media Opportunities

We engage in public discourse on an ongoing basis and regularly host roundtable webinars to educate the public about the cryptocurrency market and intend to expand our presence at industry conferences to develop and expand our community and content network.

Recent Events

Stock Sale

On June 7, 2017, the Company entered into (i) a Share Purchase Agreement (the “Restricted Share Purchase Agreement”) with Crypto Sub and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company; and (ii) a Share Purchase Agreement (the “Free Trading Share Purchase Agreement”, and together with the Restricted Share Purchase Agreement, the “Share Purchase Agreements”) with Crypto Sub, Uptick Capital, LLC (“Uptick Capital”) and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company. Pursuant to the Share Purchase Agreements, the shareholders of the Company sold an aggregate of 11,235,000 shares of common stock of the Company to Crypto Sub and 100,000 shares of common stock of the Company to Uptick Capital, representing an aggregate of 100% of the issued and outstanding common stock of the Company as of such date, for aggregate proceeds of $411,650, including escrow and other transaction related fees to the selling shareholders (the “Stock Sale”). A portion of the acquisition cost equal to $399,300 is expensed as a general and administrative expense in the accompanying consolidated statement of operations.

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

The Stock Sale, the Stock Dividend and the Share Exchange are collectively referred to as the “Acquisition”. Immediately following the Acquisition, (i) Crypto Sub became a wholly owned subsidiary of the Company; (ii) all of the former shareholders of Crypto Sub became shareholders of the Company, on a pro-rata basis; and (iii) the operations of the Company solely consisted of the operations of Crypto Sub.

Proposed Stock Split

On December 12, 2017, the Company’s Board and a majority of its stockholders approved a forward split of the Company’s Common Stock at a ratio of 10-for-1 (the “Stock Split”) such that each share of Common Stock issued and outstanding as of December 12, 2017 shall, immediately following the effective time of the Stock Split, automatically be converted into and exchanged for 10 shares of Common Stock. The Company filed a Definitive Information Statement on Schedule 14C with the SEC on January 5, 2018. On January 12, 2018, the Company submitted an Issuer Company-Related Action Form to the Financial Industry Regulatory Authority (“FINRA”) for approval of the Stock Split. On March 1, 2018, we received a letter from FINRA rejecting the Stock Split on the basis of deficiency and in the interest of the protection of investors, the public interest and to maintain fair and orderly markets. On March 8, 2018, the Company submitted an appeal to FINRA pursuant to FINRA Rule 6490, which is scheduled to be reviewed by FINRA’s Uniform Practice Code Committee on April 27, 2018.

We cannot guarantee that FINRA’s review of our appeal will result in a positive outcome or when the necessary approvals will be received and the Stock Split will be effectuated, if at all. To the extent that the Stock Split is effectuated, resulting in the issuance of additional shares of common stock, dilution to the interests of any stockholders who acquired their shares after December 12, 2017 will occur and the rights of such holders of common stock might be materially and adversely affected.

We are subject to risks, expenses and uncertainties frequently encountered by companies in the cryptocurrency and digital asset market. These risks include, but are not limited to, volatility and high speculation, developing regulations and unforeseeable risks which we may not anticipate. We cannot be certain that any additional required financing will be available when needed or on terms which are favorable to us. Our operations to date have been primarily funded through the sales of our securities. Various factors, including our limited operating history with minimal revenues to date, have resulted in limited working capital available to fund our operations. There are no assurances that we will be successful in securing additional financing in the future to fund our operations going forward. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Results of Operations

From Inception through December 31, 2017

The comparative financial statements for the fiscal year ended December 31, 2016 have been omitted as the Company had no operations during the period.

Revenue

We recorded revenue of $787,373 for the period from Inception through December 31, 2017, which was primarily from our net realized gains on sales of cryptocurrencies.

Net Loss

The net loss for the period from Inception through December 31, 2017 totaled $7,767,559, since our revenue is limited to only realized gains on sales of cryptocurrencies and $6,000 of consulting income, while incurring significant expenses in stock based compensation, consulting services, rent, professional fees and other general and administration associated with the initial start-up costs to further our core services. Additionally, we recorded an unrealized appreciation of $1,785,742, which is driven primarily by fluctuations in the market prices of our holdings, as well as the mix in the various cryptocurrency that comprises our portfolio.

Impairment of other asset

Pursuant to a Note Purchase Agreement dated as of March 27, 2017 by and between the Company and Rimrock Gold Corp, (“Rimrock”), the Company advanced $134,100 on behalf of Rimrock for the period from Inception through December 31, 2017, for the ultimate acquisition of Rimrock. The Company accounted for such advanced funds as an asset. As of December 31, 2017, the Board of Directors determined that it is in the best interests of the Company and its stockholders not to proceed with the acquisition of or any other business combination with Rimrock, and halted all future advances. The Company has deemed this asset unrealizable and, therefore, recorded an impairment of $134,100 for the period from Inception through December 31, 2017.

General and administrative expenses

For the period from Inception through December 31, 2017, we incurred $10,204,644 in general and administrative expenses, which primarily consisted of costs relating to the Transaction totaling $399,300, professional fees totaling $2,508,597, and stock based compensation expense valued at $6,533,696 in exchange for services relating to the development of cryptocurrency operations, which Crypto commenced in March 2017, in addition to marketing costs and staff salaries related to such development.

Interest and other expense

During the period from Inception through December 31, 2017, we had interest expense of $1,130, which primarily consisted of interest costs related to credit card financing.

Liquidity and Capital Resources

Period from Inception through December 31, 2017

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. We have funded our operations since inception through the sale of our securities. To date, we have not generated sufficient cash flows from operating activities to meet our obligations and commitments, and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our cash will be sufficient to fund our activities for the next twelve months, however, we will continue to require funds to fully implement our plan of operation.

The following table summarizes the primary sources and uses of cash for the periods presented below (in thousands):

From Inception through December 31, 2017

Net cash used in operating activities	$(3,258,688)
Net cash used in investing activities	(72,995)
Net cash provided by financing activities	12,281,927
Net increase in cash and cash equivalents	$8,950,244

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Operating activities used $3,258,688 for the period from Inception through December 31, 2017. The primary use of our cash was to fund general and administrative expenses, which consisted of wages and professional fees, including consulting costs and legal fees in relation to the commencement of the new cryptocurrency operations. Net cash used during the period from Inception through December 31, 2017 consisted of a net loss of $7,767,559 adjusted for net change in unrealized appreciation on investment in cryptocurrency of $1,785,742, net realized gain on sales of cryptocurrency of $781,373, depreciation of $4,675, stock based compensation of $6,533,696, purchases of investment in cryptocurrency of $125,500, accounts receivable of $500, prepaid expenses of $33,294, other asset of $1,500 and accounts payable and accrued liabilities of $698,409.

Investing Activities

Net cash used in investing activities for the period from Inception through December 31, 2017 was for equipment purchases of $72,995. We expect to continue to acquire majority and minority ownership of strategic business partners in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any developments in our operating plan.

Financing Activities

Net cash provided by financing activities for the period from Inception through December 31, 2017 was $12,281,927, which was the result of aggregate proceeds of $12,358,000 from issuance of common stock of the Company, net of financing costs, $76,073.

Critical Accounting Policies and Estimates

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of stock-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options.

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The compensation cost is remeasured at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees can result in significant volatility in compensation expense.

The Company accounts for its stock based compensation using the Black-Scholes model to estimate the fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company’s common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non-employees are expected to hold their options prior to exercise, and (iii) risk-free interest rate.

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

Impairment of long lived assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. In such cases, the carrying values of assets to be held and used are adjusted to their estimated fair value, less estimated selling expenses. For the period from Inception through December 31, 2017, the Company recognized no impairment losses on its long-lived assets.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

The cryptocurrency and digital assets market is, by its nature, unpredictable. Although we will undertake compliance efforts, including efforts with commercially reasonable diligence, there can be no assurance that there will not be a new or unforeseen law, regulation or risk factor which will materially impact our ability to continue our business as currently operated or raise additional capital to foster our continued growth.

We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

See pages beginning with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used proper segregation of duties in relation to the core functions of financial operations to mitigate internal weaknesses. There are approvals set in place for and CFO and CEO approve financial statements upon monthly closings of financial statements.

Based on this assessment, our management, under the supervision of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), as of December 31, 2017, identified certain deficiencies that were determined to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current executive officers, directors and key employees. Each of the directors was elected to serve until our next annual meeting of stockholders or until his successor is elected and qualified. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position

Michael Poutre	46	Chairman of the Board of Directors and Chief Executive Officer
James Gilbert	40	President and Director
Anthony Strickland	48	Director
Ronald Levy	58	Chief Operating Officer
Ivan Ivankovich	51	Chief Financial Officer
Mark Schwartz	46	Chief Technical Officer

Biographical information with respect to our executive officers, directors and key employees is provided below. There are no family relationships between any of our executive officers, directors or key employees.

Michael Poutre. Mr. Poutre, 46, has served as Chief Executive Officer of the Company and Chairman of the Board since June 7, 2017. He also serves as Chief Executive Officer and Partner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013. Mr. Poutre served on the Board of Directors of Greenwood Hall, Inc., a Nevada corporation formerly quoted on the OTC Pink Market under the symbol ELRN, from November 2016 until December 12, 2017, as Chief Executive Officer of Utilligent, LLC, a boutique management consulting firm, where he oversaw day-to-day operations from April 2016 until January 2017, on the Board of Directors of the Center for Economic Research and Forecasting at California Lutheran University from August 2011 until March 2015, as Chief Executive Officer of Misahara Jewelry, a fine jewelry designer, from June 2013 until January 2015, and as President and Chief Executive Officer of Mimvi Inc., a mobile application search and recommendation service provider, where he managed corporate restructuring and refinancing efforts, from August 2011 until July 2013. Mr. Poutre earned a Bachelor of Arts from Whitter College and a Master’s in Business Administration in International Business and Sustainable Business from California Lutheran University. As of 2017, he is a Doctor of Philosophy in Global Leadership and Change (PhD) candidate at Pepperdine University’s Graduate School of Education and Psychology. Because of his over 25 years of experience in banking and corporate finance, we concluded that Mr. Poutre should serve as Chairman of the Board.

James Gilbert. Mr. Gilbert, 40, has served as President of the Company since June 7, 2017 and member of the Board since June 22, 2017. Mr. Gilbert also serves on the Board of Directors at the Economic Space Agency, which creates programmable organizations on the Blockchain, since January 2017. From May 2014 until October 2016, he was Co-Founder and Chief Executive Officer of GoGood Inc., a social impact business designed to build a community of donors and provide them with resources to serve various charitable causes. In August 2012, Mr. Gilbert co-founded Spring.me, an Internet-based community for social conversations where he also managed capital raising efforts and continued to serve as a Board Member until December 2014. In November 2009, he co-founded LivingSocial Australia, where he served as Sales Director and Board Member until July 2012. Mr. Gilbert earned a Higher School Certificate at St. Ignatius College Riverview. Because of his experience building emerging growth companies, we concluded that Mr. Gilbert should serve as a member of the Board.

Anthony Strickland. Mr. Strickland, 48, has served as a member of the Board since June 22, 2017 and currently serves as President and Chief Executive Officer of Strong America, an advocacy group and political action committee, since June 2017. Mr. Strickland is a former Republican member of the California State Senate, representing District 19 from 2008 to 2012, and a former California Assemblyman, representing the 37th District from 1998 to 2004. He served as Vice President of GreenWave Energy Solutions LLC, a company that seeks to harness the power of ocean waves to provide energy to Californians, from January 2007 to November 2008. Mr. Strickland earned his B.A. in political science from Whittier College. Because of his experience in legislation and ability to offer guidance on regulatory matters, we concluded that Mr. Strickland should serve as a member of the Board.

Ron Levy. Mr. Levy, 58, has served as Chief Operating Officer of the Company since June 7, 2017. Mr. Levy’s experience includes consulting for various emerging growth companies through various growth cycles. He also serves as Chief Operating Officer and Partner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013.

Ivan Ivankovich. Mr. Ivankovich, 51, has served as the Chief Financial Officer of the Company since August 4, 2017. He is the Co-Founder and Managing Partner of Full Stack Finance, an accounting and part-time CFO services company, since March 2015. He also served as Chief Financial Officer of Springowl Asset Management, a registered hedge fund, from March 2016 until July 2017, President of iFinance Consulting Group from July 2005 until March 2015 and a member of the Board of Directors of OriginClear, Inc. (OTCQB:OCLN) from June 2007 until January 2014. Mr. Ivankovich earned his Bachelor of Science in Economics from the University of California, Santa Barbara.

Mark Schwartz. Mark Schwartz, 46, has served as the Chief Technology Officer of the Company since July 2017. Mr. Schwartz created the technology strategy and vision for the Company his primary responsibilities include advising regarding and reviewing investments, acquisitions and new strategic partners and subsidiaries, advising regarding company structure to support growth and effective communications across business lines, and creating governance structure including policies, procedures and standards. Prior to joining the Company, Mr. Schwartz Served as Chief Technology Officer at Crowdfunder.com from June 2016 until June 2017, where he oversaw product positioning and strategy for the SaaS platform, President and IT Consultant at Source Systems Consulting from May 2012 until May 2016, where offered technology review and support for small businesses and managed various internal teams, and FVP of Corporate Development at Opus Bank from October 2010 until May 2012, where he facilitated and managed due diligence and valuation in relation to mergers and acquisitions. Mr. Schwartz received his Bachelor of Arts from Azusa Pacific University.

Legal Proceedings

On July 16, 2010, Mr. Poutre entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the Financial Industry Regulatory Authority (“FINRA”) relating to alleged rule violations while he was associated with Maxx Trade, Inc. (“Maxx Trade”). The AWC set forth FINRA’s findings that Mr. Poutre had violated conduct rules by charging customers more than a fair markup for certain bond transactions. Without admitting or denying the allegations and findings against him, Mr. Poutre consented to a $5,000 fine and suspension from association with a FINRA member in all capacities for thirty (30) calendar days. Mr. Poutre signed the AWC without representation of counsel.

In another AWC related to Maxx Trade, on April 20, 2009, Mr. Poutre, without admitting or denying the allegations and findings against him, consented to a two-year suspension from association with a FINRA member in all capacities. FINRA alleged that Mr. Poutre had failed to provide complete responses to the staff’s requests for information and documents in violation of FINRA rules. Mr. Poutre signed the AWS without representation of counsel.

In connection with the two aforementioned sets of FINRA allegations, on May 20, 2009, Mr. Poutre filed a lawsuit against Maxx Trade in the United States District Court for the Eastern District of Kentucky. Mr. Poutre claimed, among other things, that the principal owners of Maxx Trade added, without Mr. Poutre’s knowledge, a separate commission on top of the fair and reasonable commission Poutre had charged his bond clients. This resulted in the impermissible mark-ups that were the subject of the July 16, 2010 AWS. Mr. Poutre also claimed that Maxx Trade filed claims with FINRA that were inaccurate and defamatory resulting in Mr. Poutre becoming the subject of the FINRA inquiry that was the subject of the April 20, 2009 AWS. These allegations were also made in connection with a parallel FINRA arbitration Mr. Poutre brought against Maxx Trade and its principals. Pursuant to the arbitration, on February 15, 2011 Mr. Poutre was awarded compensatory damages, interest, attorneys’ fees, and costs with respect to his claims against Maxx Trade and its principals.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics that applies to every director, officer and employee of the Company. Such Code of Conduct and Ethics includes written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications made by the Company;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

A copy of the Code of Conduct and Ethics is available on the Company’s website at www.thecryptocompany.com.

Director Nominations

The Company does not have any defined procedures by which stockholders may submit nominations for directors and there has been no change to that policy.

Audit Committee and Audit Committee Financial Expert

The board of directors of the Company does not have an audit committee. The board of directors oversees the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements and does not have an “audit committee financial expert.” We are actively seeking independent members of our board of directors to serve on an audit committee, including an “audit committee financial expert.”

Item 11. Executive Compensation

2017 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Poutre Chief Executive Officer(1)	2017	180,000	60,000	—	—	—	—	240,000

James Gilbert President(1)	2017	170,000	—	280,000	—	—	—	450,000

Ron Levy Chief Operating Officer(1)	2017	170,000	—	—	—	—	—	170,000

Deborah Thomas	2017	—	—	—	—	—	—	—
Chief Executive Officer(2)	2016

Elliott Polatoff	2017	—	—	—	—	—	—	—
Secretary(2)	2016	—	—	2,500	637,500	225,290	5,000	7,500

(1) Michael Poutre was appointed Chief Executive Officer of Crypto Sub at Inception and Chief Executive Officer of the Company as of June 7, 2017, James Gilbert was appointed President of Crypto Sub at Inception and President of the Company as of June 7, 2017 and Ron Levy was appointed Chief Operating Officer of Crypto Sub at Inception and Chief Operating Officer of the Company as of June 7, 2017.

(2) Deborah Thomas resigned as Chief Executive Officer and Elliott Polatoff resigned as Secretary as of June 7, 2017.

Outstanding Equity Awards at Fiscal Year-End

We did not grant any equity awards to our named executive officers during the fiscal year ended December 31, 2017.

Employment Agreements, Severance and Change-in Control Arrangements

Michael Poutre

On June 22, 2017, the Company entered into a Consulting Agreement (“Consulting Agreement”) with MP2 Ventures, LLC (“MP2”), pursuant to which MP2 shall cause Michael Poutre, principal of MP2 and Chief Executive Officer of the Company, to serve as Chief Executive Officer of the Company for an initial term of one year, in exchange for a consulting fee in the amount of Two Hundred Forty Thousand Dollars ($240,000) per annum.

Employee Benefits

We currently do not offer any employee benefit plans, including any 401(k) plan.

Director Compensation Policy

The board of directors of the Company does not have a compensation committee. The board of directors determines the amount and form of executive and director compensation. We are actively seeking independent members of our board of directors to serve on a compensation committee. During the period from Inception through December 31, 2017, our directors did not receive any compensation for their services on the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 26, 2018 regarding the beneficial ownership of our common stock by the following persons:

●	each person who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o The Crypto Company, 23805 Stuart Ranch Road, Suite 235, Malibu, California 90265. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of March 26, 2018, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder. As of March 26, 2018, we had 20,932,561 shares of common stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Michael Poutre, CEO and Chairman of the Board (1)	6,020,156	28.8%

James Gilbert, President and Director	7,232,309	34.6%

Anthony Strickland, Director	0	0%

Ivan Ivankovich, Chief Financial Officer	0	0%

Ron Levy, Chief Operating Officer (2)	6,020,156	28.8%

All Directors and Executive Officers as a Group	13,252,465	63. 4%

Rafael Furst	3,032,309	14.5%

Redwood Fund LP (1) (2)	3,031,810	14.5%

Imperial Strategies, LLC (1) (2)	2,988,346	14. 3%

(1) Redwood Fund LP is the direct beneficial owner of 3,031,810 shares of Common Stock of the Company. Ladyface Capital, LLC is the General Partner of Redwood Fund LP. Michael Poutre, Chief Executive Officer and Director of the Company, is Chief Executive Officer of Ladyface Capital, LLC. Accordingly, Mr. Poutre may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Imperial Strategies, LLC is the direct beneficial owner of 2,988,346 shares of Common Stock of the Company. Michael Poutre, Chief Executive Officer and Director of the Issuer, is the Chief Executive Officer of Imperial Strategies, LLC, and is the sole member of MP2 Ventures, LLC, a member of Imperial Strategies, LLC, and may be deemed to have voting and investment power over the shares beneficially owned by Imperial Strategies, LLC.

(2) Redwood Fund LP is the direct beneficial owner of 3,031,810 shares of Common Stock of the Company. Ladyface Capital, LLC is the General Partner of Redwood Fund LP. Ron Levy, Chief Operating Officer of the Company, is Chief Operating Officer of Ladyface Capital, LLC. Accordingly, Mr. Levy may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Imperial Strategies, LLC is the direct beneficial owner of 2,988,346 shares of Common Stock of the Company. Ron Levy, Chief Operating Officer of the Issuer, is the Chief Operating Officer of Imperial Strategies, LLC, and is a member of KOL Partners, LLC, a member of Imperial Strategies, LLC, and may be deemed to have voting and investment power over the shares beneficially owned by Imperial Strategies, LLC.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2017 were filed in a timely manner, except that, as a result of administrative errors, one Form 4 reporting one transaction was not timely filed on behalf of Mr. Gilbert.

Change in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Commission regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the Company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

From the Company’s inception on March 9, 2017, through the date of this Annual Report on Form 10-K, described below are certain transactions or series of transactions between us and certain related persons. Information relating to employment agreements entered into by the Company and its executive officers and executive officer compensation can be found at Item 11 - Executive Compensation.

Share Exchange

Each of Messrs. Poutre, Gilbert and Levy received shares of common stock of the Company as a result of the Share Exchange, pursuant to which the Company issued an aggregate of 7,026,609 shares of common stock in exchange for 100% of the shares of Crypto Sub having an aggregate value of $14,053,218.

Redwood Fund LP received 1,125,000 shares of common stock in the Share Exchange in exchange for 100% of its Crypto Sub shares having an aggregate value of $2,250,000. Messrs. Poutre and Levy are Chief Executive Officer and Chief Operating Officer Redwood Fund LP, respective, and, as a result, had an indirect material interest in the transaction.

Imperial Strategies, LLC received 1,125,000 shares of common stock in the Share Exchange in exchange for 100% of its Crypto Sub shares having an aggregate value of $2,250,000. Messrs. Poutre and Levy are Chief Executive Officer and Chief Operating Officer of Imperial Strategies, LLC, respectively, and, as a result, had an indirect material interest in the transaction. Mr. Poutre is also the sole member of MP2 Ventures, LLC, a member of Imperial Strategies, LLC, and Mr. Levy is also a member of KOL Partners, LLC, a member of Imperial Strategies, LLC.

Mr. Gilbert received 2,700,000 shares of common stock in the Share Exchange in exchange for 100% of his Crypto Sub shares having an aggregate value of $5,400,000.

Rafael Furst, a beneficial owner of more than 5% of the Company’s common stock, received 1,125,000 shares of common stock in the Share Exchange in exchange for 100% of his Crypto Sub shares having an aggregate value of $2,250,000.

Agreement for Consulting Services

On June 22, 2017, the Company entered into a Consulting Agreement (“Consulting Agreement”) with MP2 Ventures, LLC (“MP2”), pursuant to which MP2 shall cause Michael Poutre, principal of MP2 and Chief Executive Officer of the Company, to serve as Chief Executive Officer of the Company for an initial term of one year, in exchange for a consulting fee in the amount of Two Hundred Forty Thousand Dollars ($240,000) per annum.

Policies and Procedures for Related Person Transactions

While our board of directors has not adopted a formal written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions, it the Company’s practice and procedure to present all transactions arrangements, relationships or any series of similar transactions, arrangements or relationships, in which the Company was or is to be a participant and a related person had or will have a direct or indirect material interest, to the board of directors for approval.

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Stock Market. On the basis of information solicited from each director, the board has determined that Anthony Strickland is independent within the meaning of such rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2017 and 2016 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly condensed consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2017	2016
Audit fees	$144,500	$4,000
Audit-related fees	3,495	0
Tax fees	12,000	0
All other fees	0	0
Total fees	$159,995	$4,000

Audit Fees: Represents fees for professional services provided for the audit of our annual consolidated financial statements, review of our condensed consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

The audit committee of the board of directors of the Company approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Tax Fees: Represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Our independent registered public accounting firm was not paid any other fees for professional services during the fiscal years ended December 31, 2017 and 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17	000-55726
2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17	000-55726
2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17	000-55726
2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18	000-55726
3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17	000-55726
3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17	000-55726
3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17	000-55726
3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17	000-55726
3.5	Amended and Restated Bylaws	8-K	3.1	2/28/18	000-55726
10.1	Consulting Agreement by and between the Company and MP2 Ventures, LLC, dated as of June 22, 2017.	8-K	10.1	6/28/17	000-55726
10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17	000-55726
10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17	000-55726
10.4	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17	000-55726
10.5	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17	000-55726
10.6	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17	000-55726
21.1	List of Subsidiaries of The Crypto Company					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017					*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

THE CRYPTO COMPANY (Registrant)

April 2, 2018	By:	/s/ Michael Poutre
Michael Poutre
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of The Crypto Company, hereby severally constitute and appoint Michael Poutre and Ivan Ivankovich, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and, place and stead, and in any and all capacities, to sign conformed for us and in our names in the capacities indicated below any and all signatures and amendments to this report, and to file the same, with all exhibits thereto filing date and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-infact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Poutre	Chief Executive Officer and Chairman of the Board
Michael Poutre	(Principal Executive Officer)	April 2, 2018

/s/ Ivan Ivankovich	Chief Financial Officer
Ivan Ivankovich	(Principal Financial and Accounting Officer)	April 2, 2018

/s/ Anthony Strickland
Anthony Strickland	Director	April 2, 2018

/s/ James Gilbert
James Gilbert	President, Director	April 2, 2018

THE CRYPTO COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Crypto Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Crypto Company (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the period from inception, March 9, 2017, through December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its consolidated operations and its consolidated cash flows for the period from inception, March 9, 2017, through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Hall & Company

Irvine, California

April 2, 2018

Serving as the Company’s auditor since 2017

THE CRYPTO COMPANY

Consolidated Balance Sheet

December 31, 2017

December 31, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,950,244
Investment in cryptocurrency, at fair value (cost $ 1,131,885)	2,917,627
Accounts receivable	500
Prepaid expenses	33,294
Total Current Assets	11,901,665

Equipment, net of accumulated depreciation	68,320
Other asset	1,500

TOTAL ASSETS	$11,971,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$697,609
Income tax payable	800
Total Current Liabilities	698,409

TOTAL LIABILITIES	698,409

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,458,945 shares issued and outstanding	20,459
Additional paid-in-capital	19,020,176
Accumulated deficit	(7,767,559)

TOTAL STOCKHOLDERS’ EQUITY	11,273,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,971,485

THE CRYPTO COMPANY

Consolidated Statement of Operations

For the Period from Inception, March 9, 2017 through December 31, 2017

For the Period from Inception, March 9, 2017, through December 31, 2017
REVENUE
Net realized gain on sales of cryptocurrency	$781,373
Consulting revenue	6,000

Total Revenue	787,373

OPERATING EXPENSES
General and administrative expenses	10,204,644
Impairment of other asset	134,100

Total Operating Expenses	10,338,744

OPERATING LOSS	(9,551,371)

NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENT IN CRYPTOCURRENCY
Net change in unrealized appreciation on investment in cryptocurrency	1,785,742

INTEREST EXPENSE	1,130

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,766,759)

PROVISION FOR INCOME TAXES	800

NET LOSS	$(7,767,559)
Net loss per common share - basic and diluted	$(0.46)

Weighted average common shares outstanding - basic and diluted	16,746,792

THE CRYPTO COMPANY

Consolidated Statement of Stockholders’ Equity

For the Period from Inception, March 9, 2017 through December 31, 2017

					Total
	Common stock		Additional	Accumulated	Stockholders’
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance, March 9, 2017	-	$-	$-	$-	$-
Stock issued for cash to:	-	-	-	-	-
Founders at prices ranging from $0.67 to $0.80 per share	425,000	425	399,575	-	400,000
Private placement investors at $42.86 per share	52,867	53	2,265,833		2,265,886
Stock issued in exchange for services rendered at $1.60 per share	125,000	125	199,875	-	200,000
Stock issued in exchange for investment in cryptocurrency at $0.80 per share	- 125,000	- 125	- 99,875	-	- 100,000
Stock based compensation for founders issued stock at beneficial prices at or near inception	-	-	380,000	-	380,000
Reverse acquisition with Croe, Inc.
Stock dividend issued to Crypto shareholders
Founders	10,125,000	10,125	(10,125)	-	-
Private placement investors	793,007	793	(793)	-	-
Crypto’s common stock exchanged for Croe’s common stock	6,298,747	6,299	(6,299)	-	-
Shares previously outstanding for Croe not included in the stock exchange	100,000	100	(100)	-	- -
Stock issued in exchange for services rendered at $1.29 per share	129,238	129	166,588	-	166,717
Stock issued for cash at $2.00 per share	47,500	47	94,953	-	95,000
Stock issued for cash at $2.00 per share	437,488	437	874,538	-	874,975
Stock issued in exchange for investment in cryptocurrency at $2.00 per share	62,500	63	124,949	-	125,012
Stock issued for cash at $2.00 per share, with warrants	672,500	673	1,344,327	-	1,345,000
Stock issued for cash at $7.00 per share, net of financing costs of $76,073	1,053,848	1,054	7,300,012	-	7,301,066
Stock issued in connection with cashless exercise of stock options	11,250	11	(11)	-	-
Stock compensation expense in connection with issuance of options	-	-	5,786,979	-	5,786,979
Net loss	-	-	-	(7,767,559)	(7,767,559)
Balance, December 31, 2017	20,458,945	$20,459	$19,020,176	$(7,767,559)	$11,273,076

THE CRYPTO COMPANY

Consolidated Statement of Cash Flows

For the Period from Inception, March 9, 2017 through December 31, 2017

For the Period from Inception, March 9, 2017 through
December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,767,559)
Adjustments to reconcile net loss to net cash used by operating activities:
Net change in unrealized (appreciation) on investment in cryptocurrency	(1,785,742)
Net realized gain on investment in cryptocurrency	(781,373)
Depreciation	4,675
Stock based compensation	6,533,696
Changes in operating assets and liabilities:
Purchases of investment in cryptocurrency	(125,500)
Accounts receivable	(500)
Prepaid expenses	(33,294)
Other asset	(1,500)
Accounts payable and accrued liabilities	698,409
Net cash used by operating activities	(3,258,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(72,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Financing costs relating to common stock issuance	(76,073)
Proceeds from common stock issuance	12,358,000
Net cash provided by financing activities	12,281,927

NET CHANGE IN TOTAL CASH AND CASH EQUIVALENTS	8,950,244

CASH AND CASH EQUIVALENTS, beginning of period	-

CASH AND CASH EQUIVALENTS, end of period	$8,950,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$1,130
Cash paid for income taxes	$-

Noncash investment activities:
Shares of common stock issued in exchange for investments in cryptocurrency	$225,012

THE CRYPTO COMPANY

Notes to Financial Statements

For the Period from Inception, March 9, 2017 through December 31, 2017

NOTE 1 - THE COMPANY

The Crypto Company (the “Company”, “Crypto”, “we”, “us” or “our”) was incorporated in the State of Nevada on March 9, 2017 (“Inception”), and is engaged in the business of developing proprietary source code to create products and tools to facilitate investing in, trading and managing digital assets. The Company also invests in technologies and tokens in a manner that diversifies exposure to the growing class of digital assets. From time to time, we may seek strategic acquisitions either by integrating third party teams and technology with our core business or by funding third party teams in which they may have interest.

Technology

The Company is developing proprietary technology, including trading management and auditing software, tools and processes to assist both our own operations and traditional companies, from start-up businesses to well-established companies. We may consider using our technology to build additional units around our existing platform, or selling or licensing our technology to third party institutions for a fee.

Media and Ongoing Education

The Company also engages in public discourse on an ongoing basis and regularly host roundtable webinars to educate the public about the cryptocurrency market.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company prepares its consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

On June 7, 2017 (the “Transaction Date”), Crypto Sub, Inc. (formerly known as The Crypto Company) (“Crypto Sub”) completed a reverse acquisition of Croe, Inc. as a result of a Stock Sale, Stock Dividend and Share Exchange, each as described below and collectively referred to as the “Transaction”.

Transaction - The Transaction included three steps, as follows:

●	Stock Sale - On June 7, 2017, the Company entered into (i) a Share Purchase Agreement (the “Restricted Share Purchase Agreement”) with Crypto Sub and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company; and (ii) a Share Purchase Agreement (the “Free Trading Share Purchase Agreement”, and together with the Restricted Share Purchase Agreement, the “Share Purchase Agreements”) with Crypto Sub, Uptick Capital, LLC (“Uptick Capital”) and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company. Pursuant to the Share Purchase Agreements, the shareholders of the Company sold an aggregate of 11,235,000 shares of common stock of the Company to Crypto Sub and 100,000 shares of common stock of the Company to Uptick Capital, representing an aggregate of 100% of the issued and outstanding common stock of the Company as of such date, for aggregate proceeds of $411,650, including escrow and other transaction related fees to the selling shareholders (the “Stock Sale”). A portion of the acquisition cost equal to $399,300 is expensed as a general and administrative expense in the accompanying consolidated statement of operations.

The Company purchased 10,000,000 shares held by Deborah Thomas, the former Chief Executive Officer, principal accounting and financial officer and director of the Company, representing approximately 88.22% of the outstanding common stock of the Company immediately prior to the Stock Sale, were sold at a price of $0.031 per share, and an aggregate of 1,335,000 shares held by the remaining shareholders of the Company were sold at a price of $0.075 per share.

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

●	Stock Dividend - On June 7, 2017, Crypto Sub issued to its shareholders a stock dividend (the “Stock Dividend”) of 10,918,007 shares of common stock of the Company acquired through the Stock Sale, distributed on a pro-rata basis, such that the shareholders of Crypto Sub received fifteen shares of common stock of the Company for each share of common stock of Crypto Sub held as of June 6, 2017.

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

●	Share Exchange - On June 7, 2017, the Company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Michael Poutre, in his sole capacity as representative for the shareholders of Crypto Sub, pursuant to which each issued and outstanding share of common stock of Crypto Sub was exchanged for shares of common stock of the Company (the “Share Exchange”), resulting in the aggregate issuance of 7,026,614 shares of common stock of the Company, on a pro-rata basis, as provided on the Exchange Agreement, to the shareholders of Crypto Sub, in exchange for 727,867 shares of common stock of Crypto Sub.

The Transaction was treated as a reverse acquisition of Croe, and the Company is treated as the acquirer, for financial accounting and reporting purposes, while Croe is treated as the acquired entity. As of the effective date of the Transaction, Croe had no liabilities or obligations. Accordingly, only the historical operations of Crypto Sub, prior to the Transaction, are incorporated herein.

The comparative financial statements for the fiscal year ended December 31, 2016 have been omitted as the Company had no operations during the period.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Crypto Sub. All significant intercompany accounts and transactions are eliminated in consolidation.

Liquidity - The Company has limited revenues since Inception through December 31, 2017, which were primarily limited to realized gains on investments in cryptocurrency. The Company has raised net proceeds of $12,281,927 in cash from common stock issuances from Inception through December 31, 2017, and had $8,950,244 in cash as of December 31, 2017 and working capital of $11,203,256. However, immediately after December 31, 2017, the Company utilized $4,736,400 in cash to acquire a company formed under the laws of the Republic of Germany, Coin Tracking, GmbH. Also, the Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainties of availability of financing and achieving future profitability and the success of an unproven business plan in an emerging industry. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Use of estimates - The preparation of these consolidated financial statements in conformity accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, valuation and recoverability of investments, valuation allowances of deferred taxes, and stock-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

Cash and cash equivalents - The Company defines its cash and cash equivalents to include only cash on hand and certain highly liquid investments with original maturities of ninety days or less.

The Company maintains its cash and cash equivalents at financial institutions, the balances of which may, at times, exceed federally insured limits. Management believes that the risk of loss due to the concentration is minimal.

Investments – Investments comprise of several cryptocurrencies and are reported at fair value as determined by digital asset markets with realize gains and losses calculated on a trade data basis as the difference between the fair value and cost of cryptocurrencies transferred. The Company recognizes the fair value changes in unrealized appreciation or depreciation on investment through the accompanying Statement of Operations. For the period from Inception through December 31, 2017, the Company has a balance of $2,917,627 in investments.

Equipment - Equipment are recorded at cost and depreciated using the straight line method over the estimated useful life ranging from three to five years. Normal repairs and maintenance are expensed as incurred. Expenditures that materially adapt, improve, or alter the nature of the underlying assets are capitalized. When equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to income.

Impairment of long lived assets - The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. In such cases, the carrying values of assets to be held and used are adjusted to their estimated fair value, less estimated selling expenses. For the period from Inception through December 31, 2017, the Company recognized no impairment losses on its long-lived assets.

Income taxes - Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. For the period from Inception through December 31, 2017, the Income tax payable of $800 reflects the minimum franchise tax for the State of California.

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

Fair value measurements - The Company recognizes and discloses the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurable date.

Level 2	Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what participants would use in pricing the asset or liability at the measurement date.

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

Revenue recognition - The Company records the realized gain or loss on the investments on a trade date basis. The changes in unrealized appreciation or depreciation on the investments are measured to market on the last day of every month at 11:59 p.m., Pacific Time, based on publicly available cryptocurrency exchanges. The Company classifies investment in cryptocurrency as trading investments. Trading generally reflects active and frequent buying and selling, and is generally used with the objective of generating profits on short-term difference in price.

The Company recognizes consulting revenue when the service is rendered, the fee for arrangement is fixed or determinable, and collectability is reasonably assured.

Stock-based compensation - In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of stock-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options.

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The compensation cost is remeasured at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees can result in significant volatility in compensation expense.

The Company accounts for its stock based compensation using the Black-Scholes model to estimate the fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company’s common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non-employees are expected to hold their options prior to exercise, and (iii) risk-free interest rate.

Net loss per common share - The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the period from Inception through December 31, 2017, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense - Marketing expenses are charged to operations, under general and administrative expenses. For the period from Inception through December 31, 2017, the Company incurred $20,054 in marketing expenses.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Rounds and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments also require entities to recognize the effect of the down round feature on earnings per share when it is triggered. ASU 2017-11 should be adopted retrospectively or as a cumulative-effect adjustment as of the date of adoption, only to financial instruments outstanding as of the initial application date. ASU 2017-11 will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Essentially, an entity will not have to account for the effects of a modification if: (1) The fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The new standard becomes effective for us on January 1, 2018. We do not expect that ASU No. 2017-09 will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance when it becomes effective. In March, April, May and December 2016, and in September 2017, the FASB issued additional guidance related to Topic 606. Topic 606 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of Topic 606 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Topic 606 is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has evaluated the impact of Topic 606 on its financial statements and the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 4 - INVESTMENT IN CRYPTOCURRENCY

The investment in cryptocurrency is classified as a Level 2 asset because inputs are from exchanges with price variability. The following table summarizes the Company’s investments at fair value for the period from Inception through December 31, 2017:

	Level 1	Level 2	Level 3
Investment in cryptocurrency	$-	$2,749,809	$167,818

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent and verifiable. Valuation of the Company’s Level 3 investments are for Initial Coin Offerings (“ICO’s”) for which there is no active market at December 31, 2017. These ICO’s are valued at cost which approximates fair value at December 31, 2017. At the time that the ICO’s have an available market exchange, the investments will be reclassified to Level 2.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2017:

Level 3
Cryptocurrency

Balance at Inception, March 9, 2017	$-

Realized gains/(losses)	-

Purchases, sales, issuances, and settlement, net	167,818

Unrealized gains relating to investments still held at the reporting date	-

Balance, December 31, 2017	$167,818

The following table summarizes the cryptocurrencies held as of December 31, 2017:

Ripple	$377,057
Bitcoin	286,946
IOTA	180,150
Ethereum	170,006
Litecoin	156,659
EOS	148,094
Monero	136,105
Dash	121,314
NEO	116,910
Stratis	110,652
Various other currencies	1,113,734
$2,917,627

NOTE 5 - EQUIPMENT

Equipment for the period from Inception through December 31, 2017 consist of:

Computer equipment	$69,241
Furniture equipment	3,754
72,995
Less accumulated depreciation	(4,675)
$68,320

NOTE 6 - OTHER ASSET

Pursuant to a Note Purchase Agreement dated as of March 27, 2017 by and between the Company and Rimrock Gold Corp, (“Rimrock”), the Company agreed to fund up to $300,000 to settle outstanding convertible debt of and accounts payable by and on behalf of Rimrock and to pay certain ongoing accounting expenses, for the ultimate acquisition of Rimrock, a public company located in Las Vegas, Nevada with limited operations. The Company had expected to consummate the acquisition in 2018. For the period from Inception through December 31, 2017, the Company advanced $134,100 on behalf of Rimrock to settle the aforementioned liabilities. As of December 31, 2017, the Board of Directors determined that it is in the best interests of the Company and its stockholders not to proceed with the acquisition of or any other business combination with Rimrock, and halted all future advances. The Company has deemed this asset unrealizable and therefore, has been expensed for the period from Inception through December 31, 2017.

NOTE 7 - SUMMARY OF COMMON STOCK TRANSACTIONS

On December 12, 2017, the Company issued to approximately 76 accredited investors an aggregate of 1,053,848 shares of common stock of the Company at a price of $7.00 per share, for aggregate proceeds of approximately $7,377,139. We incurred financing costs of $76,073.

On September 25, 2017, the Company issued to nine accredited investors (i) an aggregate of 672,500 shares of common stock of the Company at a price of $2.00 per share, and (ii) three-year warrants to purchase an aggregate of 168,125 shares of common stock (See Note 8) of the Company at an exercise price of $2.00 per share, for aggregate proceeds of $1,345,000.

On September 20, 2017, the Company issued to two accredited investors an aggregate of 62,500 shares of common stock of the Company at a price of approximately $2.00 per share, in exchange for digital currency equal to aggregate proceeds of approximately $125,012.

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

For the period from Inception through June 6, 2017, Crypto Sub issued 477,867 shares of common stock of Crypto Sub for aggregate proceeds of $2,665,886 of capital, to fund its operations. At its inception on March 9, 2017, Crypto Sub initially issued to its founders (i) 125,000 shares of its common stock in exchange for consulting services, valued at $200,000, and (ii) 125,000 shares of its common stock for investments in cryptocurrency, valued at $100,000. The securities issued in the foregoing transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder inasmuch as the securities were offered and sold solely to accredited investors and the Company did not engage in any form of general solicitation or general advertising in making the offering.

NOTE 8 – WARRANTS FOR COMMON STOCK

For the period from Inception through December 31, 2017, outstanding warrants to purchase shares of common stock were as follows:

				Number of Shares
Issuance Date	Exercisable for	Expiration Date	Exercise Price	Outstanding Under Warrants

September 2017	Common Shares	September 25, 2020	$2.00	168,125

The warrants expire on the third anniversary of their respective issuance dates. The exercise price of the warrants is subject to adjustment from time to time, as provided therein, to prevent dilution of purchase rights granted thereunder. The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.

NOTE 9 - SUMMARY OF STOCK OPTIONS

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

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. For the period from Inception through December 31, 2017, there are outstanding stock option awards issued from the Plan covering a total of 644,531 shares of the Company’s common stock and there remain reserved for future awards 4,342,969 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $2.32 per share, and the remaining contractual term is 9.61 years.

For the period from Inception through December 31, 2017, the Company granted 260,000 and 397,031 options to employees and nonemployees, respectively.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (years)	(in thousands)

Options outstanding, beginning of period	-	$-	-	-
Options granted	657,031	$2.28	9.61	-
Options exercised	12,500	$1.00	9.50	-
Options canceled	-	$-	-	-
Options outstanding, end of period	644,531	$2.32	9.61	$11,421

Vested and exercisable and expected to vest, end of period	159,531	$2.90	9.61	$2,728

For the period from Inception through December 31, 2017, the Company had not granted any restricted stock awards.

As of December 31, 2017, approximately $3,088,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of approximately 2 years.

The determination of the fair value of stock-based compensation awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of complex and subjective assumptions, including stock price, volatility, expected life of the equity award, forfeitures rates if any, risk-free interest rates and expected dividends. Volatility is based on the historical volatility of comparable companies measured over the most recent period, generally commensurate with the expected life of the Company’s stock options, adjusted for future expectations given the Company’s limited historical share price data.

The risk-free rate is based on implied yields in effect at the time of the grant on U.S. Treasury zero-coupon bonds with remaining terms equal to the expected term of the stock options. The expected dividend is based on the Company’s history and expectation of dividend payouts. Forfeitures are recognized when they occur.

The range of assumptions used for the year ending December 31 are as follows:

2017
Ranges
Weighted-average volatility	36-75%
Expected dividends	0%
Expected term (in years)	5.71-10 years
Risk-free rate	1.91-2.40%

NOTE 10 - RELATED PARTY TRANSACTION

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

For the period from Inception through December 31, 2017, the Company paid consulting fees of $180,000 to MP2 Ventures, LLC, of which Michael Poutre, the Chief Executive Officer of the Company, is the sole member, for his services rendered as Chief Executive Officer.

For the period from Inception through December 31, 2017, the Company paid consulting fees of $60,000 to Company Coda, LP, of which Ron Levy, the Chief Executive Officer of the Company, is the sole member, for his services rendered as Chief Operating Officer.

The Company has a services agreement with Full Stack Finance for CFO and Accounting outsource services. Ivan Ivankovich, CFO of the Company, is the Co- Managing Director of Full Stack Finance. Emad Boulos, an employee of Full Stack Finance, serves as The Crypto Company’s Controller. The Company paid a total of $111,075 in fees to Full Stack Finance during the period from Inception through December 31, 2017, and as of December 31, 2017, there is a no balance due to Full Stack Finance.

NOTE 11 - BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the period from Inception through December 31, 2017:

For the period from Inception to December 31, 2017
Numerator for basic and diluted income per share:
Net loss	$(7,767,559)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	16,746,792
Common stock equivalents	-
Weighted average shares (diluted)	16,746,792

Basic and diluted income (loss) per share:
Basic	$(0.46)
Diluted	$(0.46)

NOTE 12 - PROVISION FOR INCOME TAXES

Income taxes - For the period from Inception through December 31, 2017, the components of the provision for income taxes are as follows:

Current:
Federal	$-
State	800
Total current	800

Deferred:
Federal	-
State	-
Total deferred	-
Provision for income taxes	$800

For the period from Inception through December 31, 2017, the significant components of the Company’s net deferred tax assets are as follows:

Net operating loss carryforwards	$815,300
Stock based compensation	1,764,100
Unrealized gains on investments in cryptocurrency	(482,200)
2,097,200
Valuation allowance	(2,097,200)
$-

During the period from Inception to December 31, 2017, the valuation allowance increased by $2,097,200.

For the period from Inception through December 31, 2017, the Company had NOLs for Federal and State of California reporting purposes of approximately $3,019,600, which expire in 2037. The Federal and State of California tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined. Utilization of these amounts could be further limited if additional ownership changes occur in the future.

The following is a reconciliation of the amount of income tax expense that would result from applying the statutory federal tax rates to pre-tax loss and the reported amount of income tax expense for the period from Inception through December 31, 2017:

Tax benefit at federal statutory rate	$(1,631,190)
State income tax benefit, net of federal benefit	(465,210)
Increase in valuation allowance	2,097,200
Income tax expense	$800

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating leases - On May 15, 2017, the Company entered into a lease agreement with Soba Living, LLC for the rental of office space. The agreement, which had a term of three months, then month to month thereafter, provides for monthly rent of $6,000 through September 30, 2018.

Effective June 7, 2017, the Company terminated the sublease agreement between Croe, Inc. and Acadia Properties for the sublease of office space in Draper, Utah.

Facility rent expense for the period from Inception through December 31, 2017 was $45,000.

Legal - From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, none of which, in management’s opinion, will result in judgments that would have a material adverse effect on the financial position or results of operations of the Company. Please see a summary of legal proceedings in Item 3 of this Annual Report, all of which have been voluntarily dismissed as of the date of this Annual Report.

Indemnities and guarantees - During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their respective relationships. In connection with its facility lease, the Company has indemnified the lessor for certain claims arising from the use of the facility. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

NOTE 14 – SUBSEQUENT EVENTS

On January 3, 2018, the Company granted to an advisor a non-qualified option to purchase 25,000 shares of the Company’s common stock at a purchase price of $7.00 per share, pursuant to the terms of the Company’s 2017 Equity Incentive Plan and the applicable stock option agreement.

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “Agreement”) entered into on December 22, 2017 by and among the Company, CoinTracking, GmbH, a Nevada limited liability company and wholly-owned subsidiary of the Company (“CoinTracking”), Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and Dario Kachel, an individual, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, an entity formed under the laws of Germany (the “GmbH”), representing 50.1% of the equity interests in the GmbH, for a purchase price of (i) $4,736,400 in cash, and (ii) 473,640 shares of common stock of the Company, par value $0.001 per share, subject to adjustment as provided in the Agreement (the “CoinTracking Acquisition”). Following administrative procedures as required under applicable German laws, the CoinTracking Acquisition was consummated on January 26, 2018.

On January 19, 2018, the Company granted to an advisor a non-qualified option to purchase 75,000 shares of the Company’s common stock at a purchase price of $7.00 per share, pursuant to the terms of the Company’s 2017 Equity Incentive Plan and the applicable stock option agreement.

On January 19, 2018, the Company granted to an advisor a non-qualified option to purchase 25,000 shares of the Company’s common stock at a purchase price of $10.00 per share, pursuant to the terms of the Company’s 2017 Equity Incentive Plan and the applicable stock option agreement.

On March 14, 2018, the Company granted to an advisor a non-qualified option to purchase 25,000 shares of the Company’s common stock at a purchase price of $10.00 per share, pursuant to the terms of the Company’s 2017 Equity Incentive Plan and the applicable stock option agreement.

As of March 25, 2018, the Company’s investments in cryptocurrency described in Note 4 incurred an unrealized decrease in fair value of approximately $966,000 for the period from January 1, 2018 through March 25, 2018 (last weekly valuation date) from the calculated market value of $2,917,627 at December 31, 2017.

There were no other events subsequent to December 31, 2017, through the date of this filing, other than those described, that would require disclosure in these financial statements.

