Form 10-Q
period 2018-03-31
Crypto Co
filed 2018-05-21
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 21, 2018 the issuer had 21,156,795 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

Note About Forward-Looking Statements

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the period from March 9, 2017 (“Inception”), through December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Crypto”, the “Company”, “we”, “us” and “our” in this document refer The Crypto Company, a Nevada corporation, and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation, and CoinTracking, LLC, a Nevada limited liability company.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,678,730	$8,950,244
Accounts receivable, net	152,103	500
Loan receivable, related party	194,380	-
Investment in cryptocurrency
The Crypto Company, at fair value (cost $ 2,331,326 and $1,131,885, respectively)	1,689,600	2,917,627
CoinTracking, at fair value (cost $ 1,528,027)	1,054,753	-
Prepaid expenses	48,854	33,294
Contract asset for commissions and incentives, current portion	98,906	-
Total Current Assets	6,917,326	11,901,665

Equipment, net of accumulated depreciation	218,632	68,320
Contract asset for commissions and incentives, net of current portion	27,234	-
Goodwill	10,325,631	-
Other assets	35,109	1,500

TOTAL ASSETS	$17,523,932	$11,971,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,128,373	$697,609
Common stock payable	24,988	-
Income tax payable	800	800
Value-added taxes payable	116,608	-
Contract liabilities, current portion	3,033,817	-
Total Current Liabilities	4,304,586	698,409

Contract liabilities, net of the current portion	1,433,858	-

TOTAL LIABILITIES	5,738,444	698,409

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,954,283 and 20,458,945 shares issued and outstanding, respectively	20,955	20,459
Additional paid-in-capital	23,048,011	19,020,176
Accumulated deficit	(10,926,505)	(7,767,559)
Accumulated other comprehensive income	5,828	-
TOTAL CRYPTO COMPANY EQUITY	12,148,289	11,273,076
Noncontrolling interests	(362,801)	-
TOTAL STOCKHOLDERS’ EQUITY	11,785,488	11,273,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,523,932	$11,971,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the Period
		from Inception
	For the Three	March 9, 2017
	Months Ended	through
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
REVENUE
Net realized gain on investment in cryptocurrency	$1,072,598	$-
Subscription revenue, net	456,697	-
Other income	295	-

Total Revenue, net	1,529,590	-

COST OF SUBSCRIPTION SALES	65,061	-

GROSS PROFIT	1,464,529	-

OPERATING EXPENSES
General and administrative expenses	2,788,058	80,016
Share-based compensation	(708,139)	580,000

Total Operating Expenses	2,079,919	660,016

OPERATING LOSS	(615,390)	(660,016)

NET CHANGE IN UNREALIZED DEPRECIATION ON INVESTMENT IN CRYPTOCURRENCY
Net change in unrealized depreciation on investment in cryptocurrency	(2,905,557)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,520,947)	(660,016)

PROVISION FOR INCOME TAXES	800	-

NET LOSS	(3,521,747)	(660,016)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	5,828	-

COMPREHENSIVE LOSS	(3,515,919)	(660,016)

COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(362,801)	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE CRYPTO COMPANY	$(3,153,118)	$(660,016)

Net loss per common share - basic and diluted	$(0.15)	$(0.06)
Weighted average common shares outstanding - basic and diluted	20,864,198	11,335,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		from Inception
	For the Three	March 09, 2017
	Months Ended	through
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,521,747)	$(660,016)
Adjustments to reconcile net loss to net cash used by operating activities:
Net change in unrealized depreciation on investment in cryptocurrency	2,905,557	-
Net realized gain on investment in cryptocurrency	(1,072,598)	-
Customer payments received in cryptocurrency	(544,340)
Depreciation	17,101	-
Share-based compensation	(708,139)	580,000
Changes in operating assets and liabilities:
Accounts receivable	62,954	-
Prepaid expenses	(71,581)	-
Accounts payable and accrued liabilities	44,662	80,000
Income tax payable	5,526	-
Contract liabilities	850,951	-
Net cash used by operating activities	(2,031,654)	(16)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in acquisition of CoinTracking, net of cash acquired of $1,547,097	(3,189,303)	-
Purchases of other asset	(23,843)	-
Purchases of equipment	(32,612)	-
Net cash used by investing activities	(3,245,758)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	-	400,000
Proceeds from exercised stock options	70	-

Net cash provided by financing activities	70	400,000

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	5,828	-

NET CHANGE IN TOTAL CASH AND CASH EQUIVALENTS	(5,271,514)	399,984

CASH AND CASH EQUIVALENTS, beginning of period	8,950,244	-

CASH AND CASH EQUIVALENTS, end of period	$3,678,730	$399,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$564	$-

Noncash investment activities:
Shares of common stock issued in exchange for investments in cryptocurrency	$-	$100,000

Issues of common stock for acquisition of CoinTracking	$4,736,400	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

The Crypto Company (the “Company”, “Crypto”, “we”, “us” or “our”) was incorporated in the State of Nevada on March 9, 2017 (“Inception”), and is engaged in the business of building technological infrastructure, a proprietary investment portfolio and strategic alliances to facilitate the exchange of value in the digital asset market and, specifically, to assist third parties with investing in, trading and managing digital assets. We also invest in technologies and tokens in a manner that diversifies exposure to the growing class of digital assets. From time to time, we may seek strategic acquisitions either by integrating third party teams and technology with our core business or by funding third party teams in which we may have interest.

On January 26, 2018, CoinTracking, LLC (“CoinTracking”), a Nevada limited liability company and wholly owned subsidiary of The Crypto Company, acquired 50.1% of CoinTracking GmbH, and the remaining 49.9% of CoinTracking GmbH is owned by Kachel Holding GmbH, a private limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of the Federal Republic of Germany. CoinTracking, GmbH, was incorporated in December 2017, and operates as a SAAS platform, which allows users to track and manage value, profit, loss and other information regarding their investments in cryptocurrencies available via web-based or mobile application. Prior to December 2017, CoinTracking, GmbH operated as a sole proprietorship starting in 2013.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The included balance sheet as of December 31, 2017, was derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements as March 31, 2018 and 2017 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period from March 9, 2017 (“Inception”), through December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018.

Consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Crypto Sub and CoinTracking, LLC and its 50.1% ownership of CoinTracking, GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Liquidity - The Company had limited revenues during the three months ended March 31, 2018, or since inception of March 9, 2017, limited to realized gains on investments in cryptocurrency and software subscription revenue from their CoinTracking business acquisition. The Company has raised an aggregate of $12,281,997 in cash from common stock issuances from inception on March 9, 2017 through March 31, 2018, and had $3,678,730 in cash as of March 31, 2018 and working capital of $2,612,740. Management believes that the Company has adequate cash and liquid cryptocurrency holdings as of March 31, 2018 to meet its operating cash needs for the next 12-15 months. The Company has the ability to structure its variable and fixed costs to offset delays in raising additional capital in the private or public markets. However, the Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainties of availability of financing and achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Use of estimates - The preparation of these consolidated financial statements in conformity accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, allocation of revenue on software subscriptions, valuation of goodwill from business acquisitions, valuation and recoverability of investments, valuation allowances of deferred taxes, and stock-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

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

Investments - Investments are comprised of several cryptocurrencies and are reported at fair value as determined by digital asset markets with realized gains and losses calculated on a trade data basis as the difference between the fair value and cost of cryptocurrencies transferred. The Company recognizes the fair value changes in unrealized appreciation or depreciation on investment through the accompanying Statement of Operations. For the three-month period ended March 31, 2018, the Company had a consolidated balance of $2,744,353 in investments. The Company believes that it would be able to liquidate a majority of its portfolio into cash within 24 hours, if needed. As of the Balance Sheet date, the Company’s holdings represent on average ~0.28% of the total volume of trades on the specific exchanges where it would be able to convert its holdings to cash. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp which, in the aggregate, account for approximately $105 million in Bitcoin/USD trades per day.

Equipment - Equipment is recorded at cost and depreciated using the straight line method over the estimated useful life ranging from three to five years. Normal repairs and maintenance are expensed as incurred. Expenditures that materially adapt, improve, or alter the nature of the underlying assets are capitalized. When equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to income.

Impairment of long lived assets - The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. In such cases, the carrying values of assets to be held and used are adjusted to their estimated fair value, less estimated selling expenses. For the three-month period ended March 31, 2018, the Company recognized no impairment losses on its long-lived assets.

Business combination - The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values with the residual of the purchase price recorded as goodwill. The results of operations of acquired businesses are included in our operating results from the dates of acquisition.

Goodwill - The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Intangible assets with finite lives are amortized over their useful lives.

The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit.

Based on its analysis, the Company’s management believes that no impairment of the carrying value of its goodwill existed at March 31, 2018. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue which could result in impairment of goodwill in the future.

Foreign Currency Translation - Results of foreign operations are translated into U.S. dollars using average rates prevailing throughout the period, while assets and liabilities are translated in U.S. dollars at period end foreign exchange rates. Transactions gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the consolidated statements of operations, within other (income) expense, net, in the year in which the change occurs. The Company’s functional currency is U.S. dollars while the functional currency for CoinTracking is in Euros.

Income taxes - Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. For the three-month period ended March 31, 2018, the income tax payable of $800 reflects the minimum franchise tax for the State of California.

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

Revenue recognition – The Company has two streams of principal revenue segments as of March 31, 2018. The Company records the realized gain or loss on the investments on a trade date basis. The changes in unrealized appreciation or depreciation on the investments are measured to market on the last day of every month at 11:59 p.m., Pacific Time, based on publicly available cryptocurrency exchanges. The Company classifies investments in cryptocurrency as trading investments. Trading generally reflects active and frequent buying and selling, and is generally used with the objective of generating profits on short-term difference in price.

The Company also has subscription revenues through its subsidiary Coin Tracking LLC and significantly minimal amounts of consulting revenue. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective transition method for contracts as of the date of initial application. There is no cumulative impact to the Company’s retained earnings at January 1, 2018. See “Note 5 - Revenue Recognition” for additional information on the impact to the Company.

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

Risks and uncertainties - The Company is subject to various risks including market risk, liquidity risk, and other risks related to its investments in cryptocurrency. Investing in cryptocurrency is currently unregulated, highly speculative, and volatile.

The prices of cryptocurrency could materially and adversely affect an investment in the shares of the Company. The prices of the cryptocurrencies have a limited history. During such history, the cryptocurrencies’ prices have been volatile and subject to influence by many factors including the levels of liquidity. If the cryptocurrency’s markets continue to experience significant price fluctuations, the Company may experience losses. Several factors may affect the prices of the cryptocurrencies, including, but not limited to, global cryptocurrency supply and demand, and competition from other forms of digital currency or payments services.

There is currently no clearing house for cryptocurrency, nor is there a central or major depository for the custody of cryptocurrency. There is a risk that some or all of the Company’s cryptocurrencies could be lost or stolen. The Company does not have insurance protection on its cryptocurrency which exposes the Company and its shareholders to the risk of loss of the Company’s cryptocurrency. Further, cryptocurrency transactions are irrevocable. Stolen or incorrectly transferred of cryptocurrency may be irretrievable. As a result, any incorrectly executed cryptocurrency transactions could adversely affect an investment in the Company.

To the extent private keys for the cryptocurrency’s addresses are lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Company may be unable to access the cryptocurrency held in the associated address and the private key will not be capable of being restored by the cryptocurrency network.

The processes by which cryptocurrency transactions are settled are dependent on the cryptocurrency peer-to-peer network, and as such, the Company is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of the cryptocurrencies.

Net loss per common share - The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three-month period ended March 31, 2018, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense - Marketing expenses are charged to operations, under general and administrative expenses. For the three-month period ended March 31, 2018 and for the period from Inception, March 9, 2017 through March 31, 2017, the Company incurred $48,699 and $0, respectively, in marketing expenses.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Essentially, an entity will not have to account for the effects of a modification if: (1) The fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The new standard became effective for us on January 1, 2018. The Company has evaluated the impact of Topic 718 on its financial statements and the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1. The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of this ASU did not have a significant impact on our consolidated results of operations, cash flows and financial position.

FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04. The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted. We do not currently expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

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

NOTE 4 - ACQUISITION

On January 26, 2018, CoinTracking LLC, a wholly-owned subsidiary of the Company, acquired 50.1% of the equity interest in CoinTracking GmbH, for (i) $4,736,400 in cash and (ii) 473,640 shares of common stock of the Company at $10 per share for total purchase price valued at $9,472,800. CoinTracking, with its newly acquired subsidiary, provides its customers with access to cryptocurrency token tracking, portfolio management, and tax calculation and reporting. The acquisition was to increase our presence in the digital asset industry and build strategic alliances.

The combined statements of operations were prepared using the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and have been included in the Company’s consolidated results as of acquisition date with Crypto Company considered as the accounting acquirer and Coin Tracking as the accounting acquiree.

Accordingly, consideration paid by the Company to complete the acquisition was allocated to the identifiable assets and liabilities of CoinTracking, GmbH based on estimated fair values as of the closing date. We made a preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed based on the information available and preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed. Acquisition-related costs were expensed as incurred and were not considered to be significant. We expect to include the final purchase price allocation related to this acquisition in our Quarterly Report on Form 10-Q for the period ended June 30, 2018. Therefore, the valuation of certain assets and liabilities in the CoinTracking, GmbH acquisition is preliminary and subject to change.

The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

CoinTracking
Cash and cash equivalents	$1,547,097
Investment in cryptocurrency	1,115,345
Other current assets	479,057
Goodwill	10,325,631
Other assets	144,566
Total assets	$13,611,696

Current liabilities	$522,172
Contract liabilities, short term	2,686,858
Contract liabilities, long term	929,866
Total liabilities	4,138,896
Net assets acquired	$9,472,800

The purchase price was based on the expected financial performance of CoinTracking, GmbH and not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. As a result, the Company recognized $10,325,631 of goodwill on the acquisition.

Based on its analysis, the Company’s management believes that no impairment of the carrying value of its goodwill existed at March 31, 2018. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue which could result in impairment of goodwill in the future.

Unaudited pro forma financial information

The unaudited pro forma financial information in the table below presents the combined results of the Company and Coin Tracking as if these acquisitions had occurred on January 1, 2018. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisitions actually occurred on January 1, 2018.

For the three months ended March 31, 2018:

Revenue	$1,645,260
Net loss	$(3,229,423)
Basic and diluted loss per share:
Basic	$(0.15)
Diluted	$(0.15)

NOTE 5 – SUBSCRIPTION REVENUE RECOGNITION

Revenue Recognition

CoinTracking accounts for a contract when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services. Most of the Company’s contracts with customers are single, or have few distinct performance obligations, the transaction price is allocated to each performance obligation using the stand-alone selling price.

CoinTracking’s revenue is primarily derived directly from users in the form of subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by Paypal or cryptocurrencies, and, subject to certain conditions identified in our terms and conditions. Revenue is initially deferred and is recognized using the straight-line method over the terms of the applicable subscription period, which primarily range from one to three years.

Transaction Price

The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for services, including amounts that are variable. CoinTracking has a standalone sales price for each subscription service. Further, The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.

Estimates of certain revenue

Revenue collected in advance for subscriptions ranging 1 or 2 years or lifetime packages are deferred and recognized as revenue on a straight-line basis over the terms of the applicable subscription period or performance obligation period. For “lifetime” revenue packages, where the customer has access to the website for unlimited length of time, the Company has elected to recognize revenue on a straight-line basis over three years. We believe that based on the short history of customer data, customer relationship period, and number of available alternative providers, and anticipation of future changes to the blockchain industry, a measure of three years of performance obligation to our customers appears to be appropriate. The Company intends to re-evaluate the length of the performance obligation period for lifetime revenue packages periodically based on historical and industry data and adjust it as deemed necessary.

Net Revenue and Charge-back Reserves

CoinTracking does not maintain an allowance for doubtful accounts because the customer prepays for subscription in advance before access is provided to Coin Tracking’s website. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments primarily through Paypal reserves. We recorded a reserve of $160,436 at March 31, 2018 which is based primarily upon historical experience.

Contract Liabilities

Contract liabilities are recorded when payments are received or due in advance of performing our service obligations and is recognized over the service period, which primarily relates to prepayments of subscription revenue. At the acquisition date of Jan 26, 2018, CoinTracking’s total contract liabilities were $3,616,724, and we recognized revenue of $456,922 as of March 31, 2018. As of March 31, 2018, $3,033,817, of current contract liabilities were recorded and $1,433,858 of long term contract liabilities were recorded, respectively. As of December 31, 2017, we did not have consolidated contract liabilities.

Assets Recognized from the Costs to Obtain a Contract with a Customer

CoinTracking has determined that certain costs, primarily referral commissions or affiliate payments paid to customers pursuant to certain sales incentive programs, meet the requirements to be capitalized as a cost of obtaining a contract. Affiliate expenses are paid in Bitcoins, as a sales incentive programs and are amortized over the subscription period. For sales incentive programs where the subscription period is one year, the Company has elected the practical expedient to expense the costs as incurred. The Company generally capitalizes over the term of the applicable subscription.

During the three months ended March 31, 2018, the Company recognized expense of $30,654 related to the amortization of these costs. The aggregate contract asset balance at March 31, 2018 is $126,140.

NOTE 6 - SEGMENT INFORMATION

The Company has organized its operations into two segments: trading in cryptocurrencies and subscription in CoinTracking’s, web-based platform.

The trading segment primarily consists of amounts earned through trading activities of cryptocurrencies and costs are operating expenses that consists of general and administrative costs in North America.

CoinTracking’s segment primarily consists of amounts earned through subscriptions to the CoinTracking website. Operating expense related to this segment is technology infrastructure and general administrative costs primarily incurred in Germany.

There are no intercompany internal revenue transactions between our reportable segments. These segments reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations.

The following table summarizes the Company’s operating income by segment for the three-month period ended March 31, 2018:

	Three months ended
	3/31/2018
	Trading	Subscription	Total
Revenue, net	$1,072,598	$456,992	$1,529,590
Costs and Expenses	(1,439,020)	(705,960)	(2,144,980)
Operating Loss	$(366,422)	$(248,968)	$(615,390)

The trading segment’s costs and expenses were offset by a favorable impact of share-based compensation of $708,139 as of March 31, 2018. This $708,139 was recorded as an offset to operating expenses in the accompanying statement of operations and comprehensive loss for the quarter ended March 31, 2018 and was a result in the decline of the estimated value of the Company’s common stock during the three months ended March 31, 2018.

The following table summarizes the Company’s operating income by segment for the period from Inception, March 9, 2017 to March 31, 2017:

	Inception to 3/31/2017
	Trading	Subscription	Total
Revenue	$-	$-	$-
Costs and Expenses	(660,016)	-	(660,016)
Operating Income	$(660,016)	$-	$(660,016)

NOTE 7 - INVESTMENT IN CRYPTOCURRENCY

The investment in cryptocurrency is classified as a Level 2 asset because inputs are from cryptocurrency exchanges with price variability. The following table summarizes the Company’s investments at fair value for the three-month period ended March 31, 2018:

	Level 1	Level 2	Level 3
Investment in cryptocurrency	$-	$2,426,724	$317,629

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent and verifiable. Valuation of the Company’s Level 3 investments are for Initial Coin Offerings (“ICO’s”) for which there is no active market at March 31, 2018. These ICO’s are valued at cost which approximates fair value at March 31, 2018. At the time that the ICO’s have an available market exchange, the investments will be reclassified to Level 2.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the three-month period ended March 31, 2018:

Level 3
Cryptocurrency

Balance at December 31, 2017	$167,818
Transfers to Level 2 investments	(50,189)
Purchases, sales, issuances, and settlement, net	200,000
Balance, March 31, 2018	$317,629

The following table summarizes the cryptocurrencies, other than ICO’s, held as of March 31, 2018:

Bitcoin	$1,344,914
Ethereum	106,123
Polymath	83,928
Ripple	78,336
Litecoin	69,244
Bitcoin Cash	56,283
blockVEE	48,495
Cardano	37,955
Dash	31,484
EOS	35,858
Various other currencies	534,104
$2,426,724

NOTE 8 - EQUIPMENT

Equipment consists of the following:

	March 31, 2018	December 31, 2017
Computer equipment	$225,241	$69,241
Furniture equipment	15,167	3,754
	240,408	72,995
Less accumulated depreciation	(21,776)	(4,675)
	$218,632	$68,320

NOTE 9 - SUMMARY OF COMMON STOCK TRANSACTIONS

On March 20, 2018, upon exercise of a stock option by a consultant of the Company, the Company issued 7,031 shares of common stock at an exercise price of $0.01 per share.

On January 31, 2018, upon partial exercise of a stock option by an employee of the Company, the Company issued 14,667 shares of common stock as a cashless exercise.

During the quarter ended March 31, 2018, an employee exercised a stock option for 12,494 shares of common stock at an exercise price of $2.00 per share. As of March 31, 2018, these shares have not yet been issued and, as a result, there is a common stock payable of $24,988 at March 31, 2018 in the accompanying balance sheet.

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “Agreement”) entered into on December 22, 2017 by and among the Company, CoinTracking, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“CoinTracking”), Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and Dario Kachel, an individual, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, an entity formed under the laws of Germany (“CoinTracking GmbH”), representing 50.1% of the equity interests in CoinTracking GmbH, for a purchase price which consisted, in part, of 473,640 shares of common stock of the Company (the “CoinTracking Acquisition”). The transaction closed on January 26, 2018 (see Note 4).

NOTE 10 – WARRANTS FOR COMMON STOCK

For the three-month period ended March 31, 2018, no stock purchase warrants were issued. As of March 31, 2018, outstanding warrants to purchase shares of common stock were as follows:

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

NOTE 11 - SUMMARY OF STOCK OPTIONS

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

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. For the three-month period ended March 31, 2018, there are outstanding stock option awards issued from the Plan covering a total of 807,031 shares of the Company’s common stock and there remain reserved for future awards 4,171,271 shares of the Company’s common stock. The weighted average exercise price of the outstanding stock options is $3.46 per share, and the remaining contractual term is 9.45 years.

During the three-month period ended March 31, 2018, the Company granted 150,000 options to nonemployees.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (years)	(in thousands)

Options outstanding, at December 31, 2017	644,531	$2.32	9.61	$11,421
Options granted	150,000	$8.00	9.83	6,600
Options exercised	37,858	$1.63	9.37	1,907
Options outstanding, at March 31, 2018	756,668	$3.46	9.45	$36,729
Vested and exercisable and expected to vest, end of period	160,834	$2.93	9.35	$7,892

During the three-month period ended March 31, 2018 and the period from Inception, March, 9, 2017 through March 31, 2017 the Company had not granted any restricted stock awards.

As of March 31, 2018, approximately $118,094 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of approximately 2 years.

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

The range of assumptions used for the three-month period ended March 31, 2018 are as follows:

March 31, 2018
Ranges
Weighted-average volatility	36-75%
Expected dividends	0%
Expected term (in years)	5.71-10 years
Risk-free rate	1.91-2.40%

During the three months ended March 31, 2018, there was a decline of the estimated value of the Company’s common stock. As a result, at March 31, 2018, the credit balance of $708,139 share based compensation represents an adjustment to offset the previously recorded stock compensation costs during 2017, as stock options issued to nonemployees are revalued at each vesting tranche and/or reporting date in accordance with ASC 505.

NOTE 12 - RELATED PARTY TRANSACTIONS

On March 9, 2017, Crypto Sub issued 125,000 shares of common stock of Crypto Sub to an employee of Crypto Sub, in exchange for an initial investment made in the form of cryptocurrency, valued at $100,000, based on the fair value of the investment on the date of such investment. In addition, based on the fair value of the shares of common stock of the Company at the time of issuance, the Company recorded an additional $100,000 of share based compensation expense related to the transaction.

On March 9, 2017, Crypto Sub issued 300,000 shares of common stock of Crypto Sub to James Gilbert, the Chairman, Chief Executive Officer and President of the Company, in exchange for $200,000. In addition, based on the fair value of the shares of common stock of the Company at the time of issuance, the Company recorded an additional $280,000 of share based compensation expense related to the transaction.

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

The Company has a services agreement with Full Stack Finance for CFO and Accounting outsource services. Ivan Ivankovich, CFO of the Company, is the Co- Managing Director of Full Stack Finance. Emad Boulos, an employee of Full Stack Finance, serves as The Crypto Company’s Controller. The Company paid a total of $138,259 in fees to Full Stack Finance during the three-month period ended March 31, 2018, and as of March 31, 2018, there was a balance of $68,000 due to Full Stack Finance, which is included in accounts payable and accrued expenses on the accompanying balance sheet.

The Company has a loan receivable from an officer of CoinTracking GmbH as of March 31, 2018 totaling $194,380. The loan is due upon demand and it bears interest at 2%. During the quarter ended March 31, 2018 and the period from March 9, 2017 to March 31, 2017 interest income accrued for this loan was $295 and $0, respectively, which is included in other income on the accompanying statement of operations.

NOTE 13 - BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the three-month period ended March 31, 2018:

For the three months ended March 31, 2018
Numerator for basic and diluted income per share:
Comprehensive loss attributable to The Crypto Company	$(3,153,118)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	20,864,198
Common stock equivalents	-
Weighted average shares (diluted)	20,864,198

Basic and diluted income (loss) per share:
Basic	$(0.15)
Diluted	$(0.15)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating leases - On May 15, 2017, the Company entered into a lease agreement with Soba Living, LLC for the rental of office space. The agreement is a month to month lease, which requires monthly rents of $6,000 through September 30, 2018.

On January 18, 2018, the Company entered into a short-term lease agreement with Miramar Property Investment Co., for an office space on a month-to-month basis, requiring monthly rents of $3,024 expiring through September 30, 2018.

Facility rent expense for the three-month period ended March 31, 2018 and the period from March 9, 2017 to March 31, 2017 was $25,023 and $0, respectively.

Legal - From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, none of which, in management’s opinion, will result in judgments that would have a material adverse effect on the financial position or results of operations of the Company. Please see a summary of legal proceedings in Item 1 of Part II of this Quarterly Report, all of which have been voluntarily dismissed as of the date of this Quarterly Report.

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

NOTE 15 – SUBSEQUENT EVENTS

On April 3, 2018, CoinTracking, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Borrower”), entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, a private limited liabilty company organized under the laws of the Federal Republic of Germany (“Lender”), pursuant to which Lender may provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to Borrower, to be advanced to Borrower in one or more tranches, at such times and in such amounts as may be requested by Borrower from time to time, on or before the tenth anniversary of the Loan Agreement. The Company is deemed obligor of Borrower’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan will accrue at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and will be payable quarterly. On April 3, 2018, pursuant to the Loan Agreement, Lender advanced $1,000,000 to Borrower in exchange for a promissory note (the “CoinTracking Note”) of equal principal amount. The CoinTracking Note will mature on the second anniversary thereof. The Borrower and Lender are consolidating entities, as such, the loan and advances are considered to be intercompany transactions and will be eliminated in consolidation.

Effective as of April 17, 2018, Jeffrey Berman and Holly Ruxin were appointed directors of the Company, each for a term of six months from the effective date of appointment or until his or her earlier death, resignation or removal. The Company entered into a Director Services Agreement with each of Mr. Berman and Ms. Ruxin, pursuant to which each of Mr. Berman and Ms. Ruxin will be entitled to receive (i) a fee of $80,000 per annum, payable quarterly, and (ii) a ten-year option to purchase 100,000 shares of common stock of the Company at an exercise price of $10.00 per share, which option shall be fully vested on the six-month anniversary of the date of grant.

Effective as of April 18, 2018, Anthony Strickland, Jeffrey Berman, and Holly Ruxin were appointed to the Audit Committee and Compensation Committee, with Ms. Ruxin serving as Chairperson of the Audit Committee and Mr. Strickland Serving as Chairperson of the Compensation Committee.

On April 18, 2018, the Company issued to James Gilbert 202,512 shares of common stock of the Company, immediately vested, for certain services performed on behalf of the Company.

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer and a director of the Company, resigned from all of his current roles with the Company effective immediately. Mr. Poutre will remain as a consultant to the Company until November 2018. In connection with Mr. Poutre’s resignation from the Company, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018 and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period.

The Separation and Consulting Agreement provides that the Company will pay Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre will serve as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches, though the Company may terminate his services for any reason. The Separation and Consulting Agreement contains other standard provisions contained in agreements of this nature including non-disparagement and a general release of any and all claims.

Effective May 14, 2018, James Gilbert, the President of the Company, was appointed Chairman of the Company’s Board of Directors and Chief Executive Officer. The Company did not enter into any new employment agreement with Mr. Gilbert, and Mr. Gilbert has no family relationship with any director or executive officer of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the period from inception, March 9, 2017, through December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.”

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we are referring to The Crypto Company and its wholly-owned subsidiaries, Crypto Sub, Inc. and CoinTracking, LLC.

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

We have developed and are marketing and licensing algorithmic indices that track digital tokens and represent specific market segments, such that one can more efficiently monitor and track trends and events in the digital token asset class. We have also developed and launched a proprietary trading floor and operations related to the governance and management of professional trading operations.

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

Proposed Stock Split

On December 12, 2017, the Company’s Board and a majority of its stockholders approved a forward split of the Company’s Common Stock at a ratio of 10-for-1 (the “Stock Split”) such that each share of Common Stock issued and outstanding as of December 12, 2017 shall, immediately following the effective time of the Stock Split, automatically be converted into and exchanged for 10 shares of Common Stock. The Company filed a Definitive Information Statement on Schedule 14C with the SEC on January 5, 2018. On January 12, 2018, the Company submitted an Issuer Company-Related Action Form to the Financial Industry Regulatory Authority (“FINRA”) for approval of the Stock Split. On March 1, 2018, we received a letter from FINRA rejecting the Stock Split on the basis of deficiency and in the interest of the protection of investors, the public interest and to maintain fair and orderly markets. On March 8, 2018, the Company submitted an appeal to FINRA pursuant to FINRA Rule 6490, which was reviewed by FINRA’s Uniform Practice Code Committee on April 27, 2018, and affirmed, in part, the deficiency determination. The Company has a right to appeal this decision to the Securities and Exchange Commission, but it has not made a final determination as to whether it will proceed with the appeal.

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

Results of Operations

For the three months ended March 31, 2018

Revenue

Cryptocurrency Investment Segment

We recorded revenue of $1,072,598 for the three months ended March 31, 2018, which was primarily from our net realized gains on sales of cryptocurrencies. For the period from March 9, 2017 to March 31, 2017, the Company had only no revenues from investment in cryptocurrencies as we had just begun operations.

Software Subscription Segment

We recorded software subscription revenue of $456,697 for the three months ended March 31, 2018, which was primarily from the acquired CoinTracking business as of January 26, 2018. This segment had no revenues for the period from March 9, 2017 to March 31, 2017 as the segment was not acquired until January 26, 2018.

General and administrative expenses

Cryptocurrency Investment Segment

For the three months ended March 31, 2018, we incurred an aggregate total of $1,439,020 of general and administrative expenses, which primarily consisted of costs relating to professional fees, and payroll and payroll related expenses. Other operating expenses of $708,139 represents an adjustment to offset the previously recorded stock compensation costs during 2017, as a result of a decline of the estimated value of the Company’s common stock during the three months ended March 31, 2018. For the period of March 9, 2017 to March 31, 2017 the operating expenses of $660,016 consisted primarily of $580,000 of stock compensation expense and an additional $80,000 for professional services.

Professional services included in the general and administrative expenses consisted primarily of contracting fees, consulting fees, accounting fees, and legal costs. These fees are associated with our source code development, consulting and advising and educational developments.

Software Subscription Segment

For the three months ended March 31, 2018, we incurred $640,899 in general and administrative expenses, which primarily consisted of costs relating to professional fees, and payroll and payroll related expenses from the acquired cointracking business on January 26, 2018. This segment had no operations for the period from March 9, 2017 to March 31, 2017.

Net unrealized appreciation/depreciation on investment

Cryptocurrency Investment Segment

We recorded an unrealized depreciation of $2,427,468 on our investment in cryptocurrency for the three months ended March 31, 2018. In addition to the unrealized loss/gains, we recognized realized gains on investment in cryptocurrency of $1,072,598 for the three months ended March 31, 2017. For the period March 9, 2017 to March 31 2017 there was no unrealized/appreciation/depreciation due to limited investments in cryptocurrencies and as the Company had just begun operation in this segment at this time.

Software Subscription Segment

We recorded an unrealized depreciation of $478,089 on our investment in cryptocurrency since the acquisition of CoinTracking, January 26, 2018 to March 31, 2018.

The value of holdings depreciated for reasons such as the decline in values from prior over-speculation, the introduction of shorting in the futures market, new social media advertising restrictions and increased global regulatory concerns.

Unrealized and realized appreciation and depreciation of our holding in cryptocurrency are driven primarily by fluctuations in the market prices of our holdings as well as the mix in the various cryptocurrency that comprises our portfolio.

Liquidity and Capital Resources

For the three months ended March 31, 2018

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

Three months ended March 31, 2018

Net cash used in operating activities	$(2,031,654)
Net cash used in investing activities	(3,245,758)
Net cash provided by financing activities	70
Net decrease in cash and cash equivalents	$(5,277,342)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Operating activities used $2,031,654 for the three months ended March 31, 2018. The primary use of our cash was to fund general and administrative expenses, which consisted of wages and professional fees, including consulting costs and legal fees in relation to the day-to-day operations. Net cash used during the three months ended March 31, 2018 consisted of a net loss of $3,521,747 adjusted for net change in unrealized depreciation on investment in cryptocurrency of $2,905,557, net realized gain on sales of cryptocurrency of $1,072,598, customer payments received in cryptocurrency of $544,340, depreciation of $17,101, reversal of stock based compensation expense of $708,139, accounts receivable of $62,954, prepaid expenses of $71,581, contract liabilities of $850,951, value-added tax payable of $5,526 and accounts payable and accrued liabilities of $44,662.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was primarily for an acquisition in CoinTracking, of $4,736,400 which was offset by the $1,547,097 of cash acquired in the acquisition. We expect to continue to acquire majority and minority ownership of strategic business partners in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including, but not limited to, any increase in the number of our employees and any developments in our operating plan.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $70, which was the result of proceeds upon an exercise of stock options.

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

Business Segments

The Company has two streams of principal revenue segments as of March 31, 2018:

Trading Segment primarily consists of amounts earned through trading activities of cryptocurrencies. The Company records the realized gain or loss on the investments on a trade date basis. The changes in unrealized appreciation or depreciation on the investments are measured to market on the last day of every month at 11:59 p.m., Pacific Time, based on publicly available cryptocurrency exchanges. The Company classifies investment in cryptocurrency as trading investments. Trading generally reflects active and frequent buying and selling, and is generally used with the objective of generating profits on short-term difference in price.and costs are operating expenses that consists of general and administrative costs in North America.

The Company also has subscription revenues through its wholly-owned subsidiary CoinTracking, LLC and significantly minimal amounts of consulting revenue. CoinTracking’s segment primarily consists of amounts earned through subscriptions to the CoinTracking website. Operating expenses related to this segment are technology infrastructure and general administrative costs primarily incurring in Germany.

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

Revenue Recognition

The Company has two streams of principal revenue segments as of March 31, 2018. The Company records the realized gain or loss on the investments on a trade date basis. The changes in unrealized appreciation or depreciation on the investments are measured to market on the last day of every month at 11:59 p.m., Pacific Time, based on publicly available cryptocurrency exchanges. The Company classifies investment in cryptocurrency as trading investments. Trading generally reflects active and frequent buying and selling, and is generally used with the objective of generating profits on short-term difference in price.

The Company also has subscription revenues through its subsidiary Coin Tracking LLC and significantly minimal amounts of consulting revenue. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective transition method for contracts as of the date of initial application. There is no cumulative impact to the Company’s retained earnings at January 1, 2018. See “Note 5 - Revenue Recognition” for additional information on the impact to the Company.

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

Impairment of long lived assets

The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. In such cases, the carrying values of assets to be held and used are adjusted to their estimated fair value, less estimated selling expenses. For the three months ended March 31, 2018, the Company recognized no impairment losses on its long-lived assets.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

The Company is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in cryptocurrency. Investing in cryptocurrency is currently unregulated, highly speculative, and volatile. The cryptocurrency and digital assets market is, by its nature, unpredictable. Although we will undertake compliance efforts, including efforts with commercially reasonable diligence, there can be no assurance that there will not be a new or unforeseen law, regulation or risk factor which will materially impact our ability to continue our business as currently operated or raise additional capital to foster our continued growth.

The prices of cryptocurrency could materially and adversely affect an investment in the shares of the Company. The prices of the cryptocurrencies have a limited history. During such history, the cryptocurrencies’ prices have been volatile and subject to influence by many factors including the levels of liquidity. If the cryptocurrency’s markets continue to experience significant price fluctuations, the Company may experience losses. Several factors may affect the prices of the cryptocurrencies, including, but not limited to, global cryptocurrency supply and demand, and competition from other forms of digital currency or payments services.

There is currently no clearing house for cryptocurrency, nor is there a central or major depository for the custody of cryptocurrency. There is a risk that some or all of the Company’s cryptocurrencies could be lost or stolen. The Company does not have insurance protection on its cryptocurrency which exposes the Company and its shareholders to the risk of loss of the Company’s cryptocurrency. Further, cryptocurrency transactions are irrevocable. Stolen or incorrectly transferred of cryptocurrency may be irretrievable. As a result, any incorrectly executed cryptocurrency transactions could adversely affect an investment in the Company.

To the extent private keys for the cryptocurrency’s addresses are lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Company may be unable to access the cryptocurrency held in the associated address and the private key will not be capable of being restored by the cryptocurrency network.

The processes by which cryptocurrency transactions are settled are dependent on the cryptocurrency peer-to-peer network, and as such, the Company is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of the cryptocurrencies.

Other than as discussed above and elsewhere in this Quarterly Report or in our Annual Report on Form 10-K for the period from Inception through December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) concluded that, as of such date, management identified certain deficiencies that were determined to be material weaknesses.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.

On December 21, 2017, a class action complaint was filed in the United States District Court, Central District of California, by Monika Shepherdson, individually and on behalf of all others similarly situated, as the plaintiff, against the Company, Michael Poutre and Ivan Ivankovich, as the defendants, alleging violation of Section 10(b) of the Exchange Act and Rule 10b-5 in the form of false or misleading statements or omissions and a scheme to manipulate the price of the Company’s common stock. (Case No. 2:17-cv-09157-CAS-FFM). On February 15, 2018, the Shepherdson Matter was voluntarily dismissed in its entirety by the plaintiff, without any payment by the Company, in exchange for an agreement by the Company to forego seeking sanctions against plaintiff and her counsel for the filing of a frivolous lawsuit.

On February 20, 2018, a motion was filed by Paul Van Loon and Hassan Yahfoufi for appointment as lead plaintiffs and approval of selection of lead counsel on the Shepherdson Matter pursuant to the Private Securities Litigation Reform Act. On February 27, 2018, counsel for Monika Shepherdson filed a Letter with the court stating that “Ms. Shepherdson no longer wishes to pursue the claims against the Defendants set forth in her complaint.” On February 28, 2018, the Court denied the motion and upheld the dismissal.

On January 24, 2018, a verified shareholder derivative complaint was filed in the United States District Court, Central District of California, by Sylvain Hamel, on behalf of The Crypto Company, as the plaintiff, against Michael Poutre, James Gilbert and Anthony Strickland, containing the same factual allegations as the Shepherdson Matter and alleging, among other things, claims for breach of fiduciary duty as directors and/or officers of the Company. (Case No. l 8-cv-00616). On March 5, 2018, the action was voluntarily dismissed in its entirety by the plaintiff, without any payment by the Company.

On February 7, 2018, a verified shareholder derivative complaint was filed in the United States District Court, Central District of California, by Michel Blais, on behalf of The Crypto Company, as the plaintiff, against Michael Poutre, Ivan Ivankovich, James Gilbert and Anthony Strickland, also based upon the same factual allegations as the Shepherdson Matter and alleging similar claims for breach of fiduciary duty as directors and/or officers of the Company. (Case No. l 8-cv-01072). On March 2, 2018, the action was voluntarily dismissed in its entirety by the plaintiff, without any payment by the Company.

Item 1A. Risk Factors.

Reference is made to our Annual Report on Form 10-K for the period from March 9, 2017 (“Inception”), through December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. At the time of this filing, there have been no material changes to our risk factors that were included in our 2017 Annual Report other than as described below.

Risks Related to Blockchain Technologies and Digital Assets The Company is subject to various risks including market risk, liquidity risk, and other risks related to its investments in Digital Assets, such as cryptocurrencies. Investing in Digital Assets is currently unregulated, highly speculative, and volatile.

The prices of cryptocurrency could materially and adversely affect an investment in the shares of the Company. The prices of the cryptocurrencies have a limited history. During such history, the cryptocurrencies’ prices have been volatile and subject to influence by many factors including the levels of liquidity. If the cryptocurrency’s markets continue to experience significant price fluctuations, the Company may experience losses. Several factors may affect the prices of the cryptocurrencies, including, but not limited to, global cryptocurrency supply and demand, and competition from other forms of digital currency or payments services.

There is currently no clearing house for cryptocurrency, nor is there a central or major depository for the custody of cryptocurrency. There is a risk that some or all of the Company’s cryptocurrencies could be lost or stolen. The Company does not have insurance protection on its cryptocurrency which exposes the Company and its shareholders to the risk of loss of the Company’s cryptocurrency. Further, cryptocurrency transactions are irrevocable. Stolen or incorrectly transferred of cryptocurrency may be irretrievable. As a result, any incorrectly executed cryptocurrency transactions could adversely affect an investment in the Company.

To the extent private keys for the cryptocurrency’s addresses are lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Company may be unable to access the cryptocurrency held in the associated address and the private key will not be capable of being restored by the cryptocurrency network.

The processes by which cryptocurrency transactions are settled are dependent on the cryptocurrency peer-to-peer network, and as such, the Company is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of the cryptocurrencies.

ITEM 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

Unregistered Sales of Securities

On January 3, 2018, the Company issued a stock option to purchase 25,000 shares of its common stock in payment of fees to one of its professional service providers. 12,500 shares vest six months from the grant date, 6,250 shares vest 12 months from the grant date and the remaining 6,250 shares vest 18 months from the grant date. The option will expire on January 3, 2028 and the exercise price of the stock option was established on the grant date at $7.00 per share.

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “Agreement”) entered into on December 22, 2017 by and among the Company, CoinTracking, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“CoinTracking”), Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and Dario Kachel, an individual, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, an entity formed under the laws of Germany (“CoinTracking GmbH”), representing 50.1% of the equity interests in CoinTracking GmbH, for a purchase price which consisted, in part, of 473,640 shares of common stock of the Company (the “CoinTracking Acquisition”). The transaction closed on January 26, 2018 (see Note 4).

On January 19, 2018, the Company issued a stock option to purchase 25,000 shares of its common stock in payment of fees to one of its professional service providers. 12,500 shares vest six months from the grant date, 6,250 shares vest 12 months from the grant date and the remaining 6,250 shares vest 18 months from the grant date. The option will expire on January 19, 2028 and the exercise price of the stock option was established on the grant date at $10.00 per share.

On January 19, 2018, the Company issued a stock option to purchase 75,000 shares of its common stock in payment of fees to one of its professional service providers. 27,500 shares vest three months from the grant date and the remaining 37,500 shares vest six months from the grant date. The option will expire on [January 19, 2028] and the exercise price of the stock option was established on the grant date at $7.00 per share.

On March 14, 2018, the Company issued a stock option to purchase 25,000 shares of its common stock in payment of fees to one of its professional service providers. 12,500 shares vest six months from the grant date, 6,250 shares vest 12 months from the grant date and the remaining 6,250 shares vest 18 months from the grant date. The option will expire on March 14, 2028 and the exercise price of the stock option was established on the grant date at $10.00 per share.

The shares issued above were issued in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act inasmuch as the securities were offered and sold solely to sophisticated investors and the Company did not engage in any form of general solicitation or general advertising in making the offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 3, 2018, CoinTracking, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Borrower”), entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, a private limited liabilty company organized under the laws of the Federal Republic of Germany (“Lender”), pursuant to which Lender may provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to Borrower, to be advanced to Borrower in one or more tranches, at such times and in such amounts as may be requested by Borrower from time to time, on or before the tenth anniversary of the Loan Agreement. The Company is deemed obligor of Borrower’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan will accrue at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and will be payable quarterly. On April 3, 2018, pursuant to the Loan Agreement, Lender advanced $1,000,000 to Borrower in exchange for a promissory note (the “CoinTracking Note”) of equal principal amount. The CoinTracking Note will mature on the second anniversary thereof. The Borrower and Lender are consolidating entities, as such, the loan and advances are considered to be intercompany transactions and will be eliminated in consolidation.

Effective as of April 17, 2018, Jeffrey Berman and Holly Ruxin were appointed directors of the Company, each for a term of six months from the effective date of appointment or until his or her earlier death, resignation or removal. The Company entered into a Director Services Agreement with each of Mr. Berman and Ms. Ruxin, pursuant to which each of Mr. Berman and Ms. Ruxin will be entitled to receive (i) a fee of $80,000 per annum, payable quarterly, and (ii) a ten-year option to purchase 100,000 shares of common stock of the Company at an exercise price of $10.00 per share, which option shall be fully vested on the six-month anniversary of the date of grant.

Effective as of April 18, 2018, Anthony Strickland, Jeffrey Berman, and Holly Ruxin were appointed to the Audit Committee and Compensation Committee, with Ms. Ruxin serving as Chairperson of the Audit Committee and Mr. Strickland Serving as Chairperson of the Compensation Committee.

On April 18, 2018, the Company issued to James Gilbert 202,512 shares of common stock of the Company, immediately vested, for certain services performed on behalf of the Company.

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer and a director of the Company, resigned from all of his current roles with the Company effective immediately. Mr. Poutre will remain as a consultant to the Company until November 2018. In connection with Mr. Poutre’s resignation from the Company, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018 and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period.

The Separation and Consulting Agreement provides that the Company will pay Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre will serve as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches, though the Company may terminate his services for any reason. The Separation and Consulting Agreement contains other standard provisions contained in agreements of this nature including non-disparagement and a general release of any and all claims.

Effective May 14, 2018, James Gilbert, the President of the Company, was appointed Chairman of the Company’s Board of Directors and Chief Executive Officer. The Company did not enter into any new employment agreements with Mr. Gilbert, and Mr. Gilbert has no family relationship with any director or executive officer of the Company.

Item 6. Exhibits.

Exhibit Number	Document

3.1	Articles of Conversion (Utah) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2017)

3.2	Articles of Conversion (Nevada) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 11, 2017)

3.3	Articles of Incorporation of The Crypto Company (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 11, 2017)

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on October 11, 2017)

3.5	Amended and Restated Bylaws of the Crypto Company (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2018)

10.1	Separation and Consulting Agreement and General Mutual Release (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on [May 17, 2018]

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 21, 2018	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ James Gilbert
James Gilbert
Chairman, Chief Executive Officer and President Principal Executive Officer

	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer Principal Financial and Accounting Officer

