Form 10-Q
period 2018-06-30
Crypto Co
filed 2018-09-10
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-55726

THE CRYPTO COMPANY

(Exact name of registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23805 Stuart Ranch Road, Suite 235

Malibu, California 90265

(Address of principal executive offices)

(Zip Code)

(424) 228-9955

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 7, 2018, the issuer had 21,172,860 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

Note About Forward-Looking Statements

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the period from March 9, 2017 (“Inception”), through December 31, 2017 (“2017 Annual Report”), in this Quarterly Report under “Risk Factors” and in any subsequent filings with the U.S. Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Crypto”, the “Company”, “we”, “us” and “our” in this Quarterly Report refer to The Crypto Company, a Nevada corporation, and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation; CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CoinTracking’s majority-owned subsidiary, CoinTracking GmbH.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,154,996	$8,950,244
Accounts receivable, net	-	500
Loan receivable, related party	168,423	-
Investment in Cryptocurrency
The Crypto Company, at fair value (cost $1,304,457, and $1,131,885, respectively)	1,022,099	2,917,627
CoinTracking GmbH, at fair value (cost $1,153,325)	1,178,350	-
Prepaid expenses and other current assets	196,773	33,294
Contract asset for commissions and incentives, current portion	114,127	-
Total Current assets	3,834,768	11,901,665

Equipment, net of accumulated depreciation	108,159	68,320
Investments, non-cryptocurrency	250,000	-
Contract asset for commissions and incentives, net of current portion	44,233	-
Intangible assets, net	176,989	-
Goodwill	9,392,685	-
Other assets	36,566	1,500

TOTAL ASSETS	$13,843,400	$11,971,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$769,236	$697,609
Income taxes payable	800	800
Contract liabilities, current portion	2,800,248	-
Total Current Liabilities	3,570,284	698,409

Contract liabilities, net of current portion	1,408,208	-

TOTAL LIABILITIES	4,978,492	698,409

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,169,289 and 20,458,945 shares issued and outstanding, respectively	21,169	20,459
Additional paid-in-capital	27,830,366	19,020,176
Accumulated deficit	(18,198,814)	(7,767,559)
Accumulated other comprehensive income	(551,778)	-
TOTAL CRYPTO COMPANY EQUITY	9,100,943	11,273,076
Noncontrolling interests	(236,035)	-
TOTAL STOCKHOLDERS’ EQUITY	8,864,908	11,273,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,843,400	$11,971,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Six	For the Period from Inception March 9, 2017
	June 30,		Months Ended	through
	2018	2017	June 30, 2018	June 30, 2017
REVENUE
Net realized gain/(loss) on investment in cryptocurrency	$(299,086)	$82,640	$773,512	$82,640
Subscription revenue, net	884,587	-	1,341,284	-
Other	1,246	-	1,541	-

Total Revenue, net	586,747	82,640	2,116,337	82,640

OPERATING EXPENSES
Cost of subscription revenues	325,115	-	390,176	-
General and administrative expenses	2,969,183	1,224,748	5,667,975	1,305,848
Share-based compensation	4,757,580	166,717	4,049,441	366,717

Total Operating Expenses	8,051,878	1,391,465	10,107,592	1,672,565

OPERATING LOSS	(7,465,131)	(1,308,825)	(7,991,255)	(1,589,925)

NET CHANGE IN UNREALIZED GAINS/(LOSSES) ON INVESTMENT IN CRYPTOCURRENCY
Net change in unrealized gains/(losses) on investment in cryptocurrency	249,487	389,071	(2,745,337)	389,071

OTHER INCOME	70,101	-	70,101	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,145,543)	(919,754)	(10,666,491)	(1,200,854)

PROVISION FOR INCOME TAXES	-	800	800	800

NET LOSS	(7,145,543)	(920,554)	(10,667,291)	(1,201,654)

INCOME/(LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	126,766	-	(236,035)	-

NET LOSS ATTRIBUATE TO CRYPTO COMPANY	(7,272,309)	(920,554)	(10,431,256)	(1,201,654)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(557,606)	-	(551,778)	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE CRYPTO COMPANY	$(7,829,915)	$(920,554)	$(10,983,034)	$(1,201,654)

Net loss attributable to the Crypto Company per common share - basic and diluted	$(0.34)	$(0.07)	$(0.50)	$(0.09)
Weighted average common shares outstanding - basic and diluted	21,131,457	13,179,033	21,003,328	12,746,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

		For the Period
		from Inception
	For the Six	March 31, 2017
	Months Ended	Through
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net loss	$(10,667,291)	$(1,201,654)
Adjustments to reconcile net loss to net cash used in operations:
Net change in unrealized losses/(gains) on investment in cryptocurrency	2,745,337	(389,071)
Net realized gain on investment in cryptocurrency	(773,512)	(82,640)
Customer payments received in cryptocurrency	(908,924)	-
Net proceeds from sales of investments in cryptocurrency	538,289	-
Depreciation and amortization	186,359	541
Share-based compensation	4,049,441	366,717
Change in operating assets and liabilities:	-	-
Accounts receivable	500	-
Loan receivable, related party	25,957	-
Prepaid expenses	121,198	(166,069)
Accounts payable and accrued expenses	(28,713)	232,856
Value-added taxes payable	(111,082)	-
Contract liabilities	785,854	-
Net cash used in operating activities	(4,036,587)	(1,239,320)

Cash flows from investing activities:
Payments for purchase of other assets	(25,301)	(107,000)
Payments for purchase of equipment	(64,641)	(20,185)
Cash paid for acquisition, net of cash acquired	(3,189,303)	-
Purchase of investments, non-cryptocurrency	(250,000)	-
Capitalized software development	(130,771)	-
Net cash used in investing activities	(3,660,016)	(127,185)

Cash flows from financing activities:
Proceeds from common stock issuance	-	2,756,036
Proceeds from exercise of stock options	25,058	-
Net cash provided by financing activities	25,058	2,756,036

Effect of exchange rate changes on cash	(123,703)	-
Net (decrease) increase in cash and cash equivalents	(7,795,248)	1,389,531
Cash and cash equivalents at the beginning of the period	8,950,244	-
Cash and cash equivalents at the end of the period	$1,154,996	$1,389,531

Noncash investment activities:
Shares of common stock issued in exchange of investment in cryptocurrency	$-	$100,000
Issues of common stock for acquisition of CoinTracking GmbH	$4,736,400	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

The Crypto Company was incorporated in the State of Nevada on March 9, 2017 (“Inception”) and is engaged in the business of building technological infrastructure, a proprietary investment portfolio and strategic alliances to facilitate the exchange of value in the digital asset market and, specifically, to assist third parties with investing in, trading and managing their own digital assets. From time to time, we may seek strategic acquisitions either by integrating third-party teams and technology with our core business or by funding third-party teams in which we may have interest. Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this Quarterly Report refer to The Crypto Company and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CoinTracking’ s majority-owned subsidiary, CoinTracking GmbH.

On January 26, 2018, CoinTracking, a Nevada limited liability company and wholly owned subsidiary of the Cypto Company, acquired 50.1% of CoinTracking GmbH. The remaining 49.9% of CoinTracking GmbH is owned by Kachel Holding GmbH, a private limited liability company (Gesellschaft mit beschränkter Haftung) organized under the laws of the Federal Republic of Germany (“Kachel Holding”). CoinTracking GmbH operates as a Software as a Service (“SaaS”) platform that allows users to track and manage value, profit, loss and other information regarding their investments in cryptocurrencies (but not trade their cryptocurrencies) available via web-based or mobile application. Prior to December 2017, CoinTracking GmbH operated as a sole proprietorship starting in 2013.

Technology

The Company is developing proprietary technology and source code to create products and services that will assist third-parties by providing them with the tools, computer programming and training to independently invest in, trade and manage their own digital assets, including trading management and auditing software, tools and processes to assist in the trading and management of our own proprietary portfolio of digital assets and the operations and traditional companies, from start-up businesses to well-established companies. We may consider using our technology to build additional units around our existing platform, or selling or licensing our technology to third-party institutions for a fee.

Media and Ongoing Education

The Company also engages in public discourse on an ongoing basis and regularly hosts roundtable webinars to educate the public about the cryptocurrency market. The Company does not express opinions regarding the advisability of investing in a particular digital asset or in the digital asset marketplace, and it does not receive compensation in connection with these roundtable webinars.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The included condensed consolidated balance sheet as of December 31, 2017, was derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements as June 30, 2018 and 2017 of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period from Inception through December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018.

Consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Crypto Sub, CoinTracking, and Malibu Blockchain, as well as its 50.1% ownership of CoinTracking GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Liquidity and Going Concern- The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with US GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of June 30, 2018, the Company had cash of $1,154,996, a decline of $7,795,248 from the December 31, 2017 balance of $8,950,244. This decline is due, in part, to the acquisition of CoinTracking GmbH in January 2018, which included $3,189,303 of cash consideration, net of acquired cash. The Company’s working capital was $264,484 as of June 30, 2018, which includes a contract liability of $2,800,248, representing advanced payments from customers for subscription service, which is initially deferred and recognized on a straight-line method over the terms of the applicable subscription period. Management does not anticipate settling this liability in cash. After June 30, 2018, the Company liquidated its cryptocurrency of $1,022,099 at June 30, 2018, included on its condensed consolidated balance sheet, to help fund its operations. As of June 30, 2018, the accumulated deficit amounted to $18,198,814. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful or that the Company will achieve its projected level of revenue in 2018 and beyond. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of estimates - The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, allocation of revenue on software subscriptions, valuation of goodwill from business acquisitions, valuation and recoverability of investments, valuation allowances of deferred taxes, and stock-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

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

Investments in cryptocurrency - Investments are comprised primarily of two types of cryptocurrency investments. The Company owns several cryptocurrencies, of which a majority is Bitcoin, which are actively traded on exchanges and are reported at fair value as determined by digital asset markets with realized gains and losses calculated on a trade date basis as the difference between the fair value and cost of cryptocurrencies transferred. Management believes that measuring cryptocurrencies at fair value, consistent with the accounting for trading investments in commodities and securities with changes in fair value recognized on both the balance sheet and profit and loss statements, best reflects the Company’s financial position and the economics and characteristics of its cryptocurrency investments. The Company recognizes the fair value changes in unrealized gains and losses on investment through the accompanying Statement of Operations. For the six-month period ended June 30, 2018, the Company had a consolidated balance of $2,200,449 in investments in cryptocurrencies. The Company believes that it would be able to liquidate a majority of its portfolio into cash within one to seven days, if needed. As of June 30, 2018, the Company’s holdings represent on average 1.3% of the daily volume of total trades on the specific exchanges where it would be able to convert its holdings to cash. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp. These exchanges, in the aggregate, account for approximately $168,000,000 in Bitcoin/USD trades per day globally.

In addition, the Company’s cryptocurrency investments include Initial Coin Offerings (“ICOs”), which primarily consist of tokens that are not currently traded on an exchange. The Company records these investments at cost, as there is no active market. As of June 30, 2018, ICOs represent $367,639 of the Company’s investments in cryptocurrencies. For the six-month period ended June 30, 2018, the Company recognized no impairment losses on investments in ICOs.

Investments – non-cryptocurrency - During the six months ended June 30, 2018, the Company invested $250,000 as part of a financing in accordance with a simple agreement for future equity (“SAFE”), representing 4% interest, at the time of the investment, in a private enterprise. The Company’s investment may take the form of equity in the future, relating to a potential equity financing or initial public offering and a token grant in the event of a successful ICO by the enterprise. The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for the investment using the cost method since the equity securities are not marketable and do not give the Company significant influence. The Company has determined that there is no impairment to date due to the recent nature of the investment and the early stage development of the platform and has included such asset as a level 3 investment.

Equipment - Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life ranging from three to five years. Normal repairs and maintenance are expensed as incurred. Expenditures that materially adapt, improve, or alter the nature of the underlying assets are capitalized. When equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to income.

Impairment of long lived assets - The Company analyzes its long-lived assets for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. In such cases, the carrying values of assets to be held and used are adjusted to their estimated fair value, less estimated selling expenses. For the six-month period ended June 30, 2018, the Company recognized no impairment losses on its long-lived assets.

Business combination - The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values with the residual of the purchase price recorded as goodwill. The results of operations of acquired businesses are included in our operating results from the dates of acquisition.

Goodwill and Intangible Assets - The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually on December 31, and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Intangible assets with finite lives are amortized over their useful lives.

The Company assesses whether goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit.

Based on its analysis, the Company’s management believes that no impairment of the carrying value of its goodwill existed at June 30, 2018. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue which could result in impairment of goodwill in the future.

In addition, we capitalize certain costs incurred with developing our CoinTracking SaaS platform in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased, or Marketed once technological feasibility has been established. Capitalized software costs primarily include i) external direct costs of services utilized in software development and ii) compensation and related benefits for employees who are directly associated with software development. We amortize our capitalized software costs over a three-year period, reflecting the estimated useful lives of the assets.

Foreign Currency Translation - Results of foreign operations are translated into U.S. dollars using average rates prevailing throughout the period, while assets and liabilities are translated in U.S. dollars at period end foreign exchange rates. Transactions gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the consolidated statements of operations, within other income, in the year in which the change occurs. The Company’s functional currency is U.S. dollars while the functional currency for CoinTracking GmbH is in euros.

Income taxes - Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. For the six-month period ended June 30, 2018, the income tax payable of $800 reflects the minimum franchise tax for the State of California.

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

We are subject to taxation in the U.S., as well as state and German taxes. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany.

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

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurable date.

Level 2	Inputs, other than quoted prices included in Level 1, which are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what participants would use in pricing the asset or liability at the measurement date.

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

Revenue recognition – The Company has two streams of principal revenue segments as of June 30, 2018, software subscription and cryptocurrency investments. The Company records the realized gain or loss on the investments on a trade date basis. In addition, the changes in unrealized gains or losses on the investments are marked to market on the last day of every month at 11:59 p.m., Pacific Time, based on publicly available cryptocurrency exchanges. The Company classifies investments in cryptocurrency as trading investments. Trading generally reflects active and frequent buying and selling and is generally used with the dual objective of generating profits on short-term difference in price and gaining hands on experience in the cryptocurrency marketplace to aid in the development of our proprietary software.

The Company also has subscription revenues through its majority-owned subsidiary CoinTracking GmbH and minimal amounts of consulting revenue. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective transition method for contracts as of the date of initial application. There is no cumulative impact to the Company’s retained earnings at January 1, 2018. See “Note 5 - Revenue Recognition” for additional information on the impact to the Company.

Currently, in the US GAAP accounting framework, there is no authoritative guidance specifically related to the accounting treatment of cryptocurrencies, and management has exercised significant judgement in determining appropriate accounting treatment. Management believes that measuring cryptocurrencies at fair value, consistent with the accounting for trading investments in commodities and securities with changes in fair value recognized on both the balance sheet and profit and loss statements, best reflects the Company’s financial position and the economics and characteristics of our cryptocurrency investments. Realized gains and losses for the Company’s cryptocurrency segment are included in revenues.

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

The Company accounts for its stock-based compensation using the Black-Scholes model to estimate the fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company’s common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non-employees are expected to hold their options prior to exercise, and (iii) risk-free interest rate.

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

Net loss per common share - The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three and six month periods ended June 30, 2018, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense - Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $85,570 and $134,269 of marketing expenses for the three and six months ended June 30, 2018, respectively, compared to $13,500 for the three months ended June 30, 2017 and for the period from Inception through June 30, 2017.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. Management currently does not plan to early adopt this guidance. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-07 will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued No. ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Rounds and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments also require entities to recognize the effect of the down round feature on EPS when it is triggered. ASU 2017-11 should be adopted retrospectively or as a cumulative-effect adjustment as of the date of adoption, only to financial instruments outstanding as of the initial application date. ASU 2017-11 will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The adoption of ASU No. 2017-11 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Essentially, an entity will not have to account for the effects of a modification if: (1) The fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The new standard became effective for us on January 1, 2018. Adoption of the ASU No. 2017-11 did not have a significant impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (Topic 805). The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606, Revenue from Contracts with Customers. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years. Adoption of ASU No. 2017-01 did not have a significant impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issues, ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350) which removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard becomes effective for us on January 1, 2019. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach. Adoption of ASU No. 2016-02 will not have a significant impact on our consolidated financial statements and related disclosures.

NOTE 4 - ACQUISITION

On January 26, 2018, CoinTracking, a wholly-owned subsidiary of the Company, acquired 50.1% of the equity interest in CoinTracking GmbH, for (i) $4,736,400 in cash and (ii) 473,640 shares of common stock of the Company at $10 per share for total purchase price valued at $9,472,800. On the acquisition date, the fair market value of $10 per share for the Company’s common stock was determined using a trading range from November 2017, discounted further due to lack of marketability. The Company used this approach due to the lack of trading volume since (i) the stock trading was suspended by the SEC in December 2017 and was moved to OTC Grey market by the OTC Markets Group, Inc. on January 3, 2018, (ii) stock sales to accredited investors on December 12, 2017, at $7 per share, and (iii) a valuation performed as of March 31, 2018. The equity purchase agreement between the Company and CoinTracking GmbH included a purchase price adjustment pursuant to which the consideration would increase if the share price of the Company’s common stock closed below $10 per share on July 2, 2018. No adjustment was required. CoinTracking GmbH provides its customers with the ability to view and monitor their own cryptocurrency portfolios as well as tax calculation and reporting services. Customers may not make trades through the CoinTracking GmbH platform. The purpose of the acquisition was to increase our presence in the digital asset industry and build strategic alliances.

The consolidated financial statements were prepared using the acquisition method of accounting in accordance with FASB ASC805, Business Combinations, and have been included in the Company’s consolidated results as of acquisition date with the Company considered as the accounting acquirer and CoinTracking GmbH as the accounting acquiree.

Accordingly, consideration paid by the Company to complete the acquisition was allocated to the identifiable assets and liabilities of CoinTracking GmbH based on estimated fair values as of the closing date. We made a preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed based on the information available and preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed. Acquisition-related costs were expensed as incurred and were not considered to be significant. We expect to complete the final purchase price allocation related to this acquisition prior to year-end. Therefore, the valuation of certain assets and liabilities in the CoinTracking GmbH acquisition is preliminary and subject to change.

The table below summarizes the fair values of the assets acquired and liabilities assumed, translated from euros to U.S. dollars, at the date of acquisition:

CoinTracking GmbH
Cash and cash equivalents	$1,547,097
Investment in cryptocurrency	1,115,345
Loan receivable – related party	194,380
Other current assets	284,677
Goodwill	10,014,881
Other assets	144,566
Total assets	$13,300,946

Current liabilities	$211,422
Contract liabilities, short term	2,686,858
Contract liabilities, long term	929,866
Total liabilities	3,828,146
Net assets acquired	$9,472,800

During the six months ended June 30, 2018, the Company recorded an adjustment to current liabilities assumed of $250,000, resulting in a reduction of goodwill.

The purchase price was based on the expected financial performance of CoinTracking GmbH and not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. As a result, the Company recognized $10,014,881 of goodwill on the date of acquisition. Once the purchase price allocation is completed, the Company expects a portion of goodwill to be allocated to non-controlling interests and intangible assets, primarily software and technology and a non-compete agreement with the former majority shareholder of CoinTracking GmbH, included as finite-lived intangible assets, which will increase amortization expense by a significant amount.

Unaudited pro forma financial information

The unaudited pro forma financial information in the table below presents the combined results of the Company and CoinTracking GmbH as if these acquisitions had occurred on January 1, 2018. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisitions actually occurred on January 1, 2018.

For the three and six months ended June 30, 2018:

	Three-months	Six Months
Revenue	$586,747	$2,232,007
Net loss	$(7,145,543)	(10,374,966)
Basic and diluted loss per share:
Basic and diluted	$(0.34)	$(0.49)

NOTE 5 – SUBSCRIPTION REVENUE RECOGNITION

CoinTracking GmbH accounts for a contract when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services. Most of the Company’s contracts with customers are single, or have few distinct performance obligations, the transaction price is allocated to each performance obligation using the stand-alone selling price.

CoinTracking GmbH’s revenue is primarily derived directly from users in the form of subscriptions. Subscription revenue, is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by PayPal or cryptocurrencies, and, subject to certain conditions identified in our terms and conditions. Revenue is initially deferred and is recognized using the straight-line method over the terms of the applicable subscription period, which primarily range from annual to perpetual.

Transaction Price

The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for services, including amounts that are variable. CoinTracking GmbH has a standalone sales price for its subscription service, which varies based on length of subscription. Further, the Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.

Estimates of certain revenue

Revenue collected in advance for subscriptions ranging from annual to perpetual packages are deferred and recognized as revenue on a straight-line basis over the terms of the applicable subscription period or performance obligation period. For “lifetime” revenue packages, where the customer has access to the website for unlimited length of time, the Company has elected to recognize revenue on a straight-line basis over three years. We believe that based on the short history of customer data, customer relationship period, and number of available alternative providers, and anticipation of future changes to the blockchain industry, a measure of three years of performance obligation to our customers appears to be appropriate. The Company intends to re-evaluate the length of the performance obligation period for lifetime revenue packages periodically based on historical and industry data and adjust it as deemed necessary.

Net Revenue and Charge-back Reserves

CoinTracking GmbH does not maintain an allowance for doubtful accounts because the customer prepays for subscription in advance before access is provided to CoinTracking GmbH’s website. The Company maintains a reserve for potential credits issued to consumers or other revenue adjustments. In addition, as of June 30, 2018, PayPal withheld $49,856 for potential credits issued to customers, which is included in prepaid expenses and other current assets on our condensed Balance Sheet.

Contract Liabilities

Contract liabilities are recorded when payments are received or due in advance of performing CoinTracking GmbH’s service obligations and is recognized over the service period, which primarily relates to prepayments of subscription revenue. At the acquisition date of January 26, 2018, CoinTracking GmbH’s total contract liabilities were $3,616,724, and we recognized revenue of $1,341,284 for the six months ended June 30, 2018. As of June 30, 2018, $2,800,248 of current contract liabilities were recorded and $1,408,208 of long-term contract liabilities were recorded. As of December 31, 2017, we did not have consolidated contract liabilities.

Assets Recognized from the Costs to Obtain a Contract with a Customer

CoinTracking GmbH has determined that certain costs associated with affiliate payments paid to customers pursuant to certain sales incentive programs, meet the requirements to be capitalized as a cost of obtaining a contract. Affiliates are paid in Bitcoins and expense is amortized over the applicable subscription period.

During the three and six months ended June 30, 2018, the Company recognized expense of $32,100 and $62,754, respectively, related to the amortization of affiliate payments. The aggregate contract asset balance at June 30, 2018 is $158,360.

NOTE 6 - SEGMENT INFORMATION

The Company has organized its operations into two segments: a software subscription segment and a cryptocurrency investment segment.

The software subscription segment primarily consists of amounts earned through subscriptions to the CoinTracking GmbH website. Among other features, the CoinTracking GmbH website offers subscriptions, currently ranging from annual to perpetual, that allow individuals and entities to record exactly when and where they acquired virtual currencies of any variety, as well as their acquisition prices. Operating expense related to this segment is technology infrastructure and general administrative costs primarily incurred in Germany.

The cryptocurrency investment segment primarily consists of amounts earned, if any, through proprietary trading activities of cryptocurrencies and costs are operating expenses that consists of general and administrative costs in North America. The Company does not trade or manage other individuals’ or entities’ funds and has no current plans to do so.

There are no intercompany internal revenue transactions between our reportable segments. These segments reflect the way our chief operating decision maker evaluates the Company’s business performance and manages its operations.

The following table summarizes the Company’s operating income by segment for the three months ended June 30:

	2018
	Cryptocurrency Investment	Software Subscription	Total
Revenue, net	$(299,086)	$885,833	$586,747
Costs and expenses	(7,397,216)	(654,662)	(8,051,878)
Operating income/(loss)	$(7,696,302)	$231,171	$(7,465,131)

	2017
	Cryptocurrency Investment	Software Subscription	Total
Revenue, net	$82,640	$-	$82,640
Costs and expenses	(1,391,465)	-	(1,391,465)
Operating loss	$(1,308,825)	$-	$(1,308,825)

The following table summarizes the Company’s operating income by segment for the six months ended June 30:

	2018
	Cryptocurrency Investment	Software Subscription	Total
Revenue, net	$773,512	$1,342,825	$2,116,337
Costs and expenses	(8,836,235)	(1,271,374)	(10,107,592)
Operating income/(loss)	$(8,062,723)	71,468	(7,991,255)

The following table summarizes the Company’s operating income by segment for the period from Inception to June 30, 2017:

	2017
	Cryptocurrency Investment	Software Subscription	Total
Revenue, net	$82,640	$-	$82,640
Costs and expenses	(1,672,565)	-	(1,672,565)
Operating loss	$(1,589,925)	$-	$(1,589,925)

NOTE 7 - INVESTMENTS

Investments include cryptocurrency classified as a Level 2 asset because inputs are from cryptocurrency exchanges with price variability. The Company also invests in a SAFE and ICOs which are included as Level 3 investments as there was no active market as of June 30, 2018. The following table summarizes the Company’s investments at fair value as of June 30, 2018:

	Level 1	Level 2	Level 3
Investment in cryptocurrency	$-	$1,832,810	$617,639

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent and verifiable. ICOs are carried at cost which approximates fair value at June 30, 2018. The Company considers the length of its investments, of which a majority were made during the current year, as well as its comprehensive investment process which includes reviews of white papers, preparation of either short or long forms analysis that is reviewed by the Company’s internal investment committee, among other factors in determining fair value. At the time that the ICOs have an available market exchange, the investments will be reclassified to Level 2.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the six months ended June 30, 2018:

Level 3
Cryptocurrency

Balance at December 31, 2017	$167,818
Transfers to Level 2 investments	(50,179)
Purchases, sales, issuances, and settlement, net	500,000
Balance, June 30, 2018	$367,639

The following table summarizes the fair value of cryptocurrencies, other than ICOs, held as of June 30, 2018:

Bitcoin	$1,223,488
Ethereum	105,432
Bitcoin Cash	70,028
Litecoin	42,316
Cardano	25,822
EOS	24,525
Stellar Lumens	24,369
BlockVee	23,445
Ether Classis	23,037
Binance Coin	21,108
NEO	20,882
Dash	20,271
Monero	17,619
Polymath	16,281
OmiseGO	15,143
Enigma	14,096
Ontology	13,761
Vechain	13,457
Qtum	13,122
Steem	10,473
Zcash	9,893
Siacoin	9,466
Basic Attention Token	8,665
0x	8,429
ICON	8,387
Nano	8,298
Lisk	8,272
Aeternity	7,946
Zilliqa	7,827
Metal	6,342
Aragon	4,757
Bitcoin Private	1,948
Ripple	1,384
DigiByte	752
Decred	435
NavCoin	234
Startis	215
Dogecoin	188
Gas	170
NEM	157
Horizen	122
Waves	100
CloakCoin	45
Decentraland	37
PIVX	32
Bytom	20
Nebulas	14
$1,832,810

NOTE 8 - EQUIPMENT

Equipment consists of the following:

	June 30, 2018	December 31, 2017
Computer equipment	$107,850	$69,241
Furniture equipment	15,322	3,754
	123,172	72,995
Less accumulated depreciation	(15,013)	(4,675)
	$108,159	$68,320

NOTE 9 – GOODWILL AND INTANGBILE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company’s goodwill balance is the result of the acquisition of CoinTracking GmbH in the current year (see footnote 4). Intangible assets include software development costs, related to our CoinTracking GMBH SaaS platform.

The carrying amount of goodwill and intangible assets for the six months ended June 30, 2018 were as follows:

	Balance as of December 31, 2017(net of amortization)	Additions	Amortization	Balance as of June 30, 2018
Goodwill	$-	$9,392,685	-	$9,392,685	(1)
Capitalized Software	$-	$217,632	$(40,644)	$176,988
	$-	$9,610,317	$(40,644)	$9,569,673

(1)	Goodwill is recorded in euros and translated to U.S. dollars, in accordance with ASC 830, Foreign Currency Matters, and therefore, is subject to fluctuations.

The Company evaluates the recoverability of goodwill annually as of December 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill as of June 30, 2018.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. Amortization expense related to intangible assets was $9,060 for the three and six months ended June 30, 2018, respectively, and $0 for the prior year periods.

Amortization expense for intangible assets is included in general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of June 30, 2018:

Year ending December 31,	Future Amortization
2018 (remaining)	$37,564
2019	75,129
2020	51,611
2021	12,684
2022	-
$176,988

NOTE 10 - SUMMARY OF COMMON STOCK TRANSACTIONS

On April 18, 2018, the Company issued to James Gilbert 202,512 shares of common stock of the Company, valued at $7 per share at the time of issuance, or $1,417,584, for certain services performed on behalf of the Company.

On March 20, 2018, upon exercise of a stock option by a consultant of the Company, the Company issued 7,031 shares of common stock at an exercise price of $0.01 per share.

On January 31, 2018, upon partial exercise of a stock option by an employee of the Company, the Company issued 14,667 shares of common stock as a cashless exercise.

On January 22, 2018, a consultant of the Company exercised 12,494 stock options at an exercise price of $2.00 per share. The Company did not issue the shares upon exercise, recording a common stock payable on its condensed consolidated balance sheet at March 31, 2018. On May 16, 2018, the Company issued the shares and recorded the issuance to common stock and additional paid-in-capital.

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “Agreement”) entered into on December 22, 2017 by and among the Company, CoinTracking, Kachel Holding, and Dario Kachel, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, representing 50.1% of the equity interests in CoinTracking GmbH, for a purchase price which consisted, in part, of 473,640 shares of common stock of the Company (the “CoinTracking Acquisition”). The transaction closed on January 26, 2018 (see Note 4).

NOTE 11 – WARRANTS FOR COMMON STOCK

During the six-month period ended June 30, 2018, no stock purchase warrants were issued. As of June 30, 2018, outstanding warrants to purchase shares of the Company’s common stock were as follows:

				Number of Shares
Issuance Date	Exercisable for	Expiration Date	Exercise Price	Outstanding Under Warrants

September 2017	Common Shares	September 25, 2020	$2.00	168,125

The warrants expire on the third anniversary of their issuance dates. The exercise price of the warrants is subject to adjustment from time to time, as provided therein, to prevent dilution of purchase rights granted thereunder. The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.

NOTE 12 - SUMMARY OF STOCK OPTIONS

On July 21, 2017, the Company’s board of directors adopted The Crypto Company 2017 Equity Incentive Plan (the “Plan), which was approved by its stockholders on August 24, 2017. The Plan is administered by the board of directors (the “Administrator”). Under the Plan, the Company may grant equity awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options) and restricted stock awards. Awards may be granted to officers, employees, non-employee directors (as defined in the Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over eighteen to thirty-six months. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code.

During the six months ended June 30, 2018, the Company issued an additional 450,000 stock options to members of our board of directors, 1,957,062 stock options to employees, and 400,000 stock options to non-employees.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of the six-month period ended June 30, 2018, there are outstanding stock option awards issued from the Plan covering a total of 3,163,735 shares of the Company’s common stock and there remain reserved for future awards 1,836,265 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value

Options outstanding, at December 31, 2017	644,531	$2.32
Options granted	2,807,062	$7.37
Options cancelled	(250,000)	$7.00
Options exercised	(37,858)	$1.63
Options outstanding, at June 30, 2018	3,163,735	$6.44	9.44	$128,764,882
Exercisable	637,117	$5.73	9.66	$25,762,945
Vested and exercisable and expected to vest, end of period	3,163,735	$6.44	9.44	$128,764,882

The Company recognized $3,339,996, and $2,631,857 of compensation expense related to stock options for the three and six months ended June 30, 2018, respectively.

The total intrinsic value for options exercised, determined using the market price of our common stock on the date of exercise, was $0 and $2,978,095 during the three and six months ended June 30, 2018, respectively.

During the six-month period ended June 30, 2018 and the period from Inception through June 30, 2017 the Company had not granted any restricted stock awards.

As of June 30, 2018, approximately $5,522,520 of total unrecognized compensation costs related to stock options issued to employees is expected to be recognized over a weighted average period of approximately 1.23 years.

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

The range of assumptions used for the six-month period ended June 30, 2018 are as follows:

June 30, 2018
Ranges
Weighted-average volatility	36 - 75%
Expected dividends	0%
Expected term (in years)	5.00 - 10 years
Risk-free rate	1.91 - 2.95%

Stock options issued to nonemployees are revalued at each vesting tranche and/or reporting date in accordance with ASC 505.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO, is the Co- Managing Director of Full Stack Finance. Emad Boulos, an employee of Full Stack Finance, serves as the Company’s Controller. The Company paid a total of $255,833 and $394,092 in fees to Full Stack Finance during the three-month and six-month period ended June 30, 2018, respectively, and as of June 30, 2018, there was a balance of $138,791 due to Full Stack Finance, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

The Company has a loan receivable from an officer of CoinTracking GmbH as of June 30, 2018 totaling $168,423. The loan is due upon demand and it bears interest at 2%. During the quarter ended June 30, 2018 and the period from Inception to June 30, 2017 interest income accrued for this loan was $1,246 and $0, respectively, which is included in other income on the accompanying condensed consolidated statements of operations.

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, pursuant to which CoinTracking GmbH may provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to CoinTracking, to be advanced to CoinTracking in one or more tranches, at such times and in such amounts as may be requested by CoinTracking from time to time, on or before the tenth anniversary of the Loan Agreement. The Company is deemed obligor of CoinTracking’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan will accrue at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and will be payable quarterly. During the three months ended June 30, 2018, pursuant to the Loan Agreement, CoinTracking GmbH advanced $1,500,000 to CoinTracking in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively, which is still outstanding as of June 30, 2018. The CoinTracking Note will mature on the second anniversary thereof. CoinTracking and CoinTracking GmbH are consolidated entities, as such, the loan and advances are considered to be intercompany transactions and are eliminated in consolidation.

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer and director of the Company, resigned from all of his current roles with the Company. Mr. Poutre will remain a consultant to the Company until November 2018. In connection with Mr. Poutre’s resignation, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018 and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period. The Separation and Consulting Agreement provides that the Company will pay Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre will serve as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches, though the Company may terminate his services for any reason. The Separation and Consulting Agreement contains other standard provisions contained in agreements of this nature including non-disparagement and a general release of any and all claims.

NOTE 14 - BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the basic and diluted loss per share computations:

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Numerator for basic and diluted income per share:
Net loss attributable to the Company	$(7,272,309)	$(10,431,256)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	21,131,457	21,003,328
Common stock equivalents	-	-
Weighted average shares (diluted)	21,131,457	21,003,328

Basic and diluted income (loss) per share:
Basic and diluted	$(0.34)	$(0.50)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating leases - On May 15, 2017, the Company entered into a lease agreement with Soba Living, LLC for the rental of office space. The agreement is a month-to-month lease, which requires monthly rents of $6,000 through September 30, 2018.

On January 18, 2018, the Company entered into a short-term lease agreement with Miramar Property Investment Co., for an office space on a month-to-month basis, requiring monthly rents of $3,024 expiring through September 30, 2018.

Facility rent expense was $10,478 and $9,000 for the three months ended June 30, 2018 and 2017, respectively, and $35,501 and $9,000, for the six months ended June 30, 2018 and the three-month period from Inception to June 30, 2017 respectively.

Legal – On May 15, 2018, we received a subpoena from the SEC’s Division of Enforcement in connection with a formal investigation it is conducting involving us as well as other unrelated public issuers who are holders of or provide services related to digital assets. Additionally, the Company may from time to time become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Please see a summary of legal proceedings in Part II Item 1 of this Quarterly Report on Form 10-Q, as well as Part II, Item 1A. “Risk Factors.”

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

Note 16: SUBSEQUENT EVENTS

On July 3, 2018, upon exercise of a stock option by a member of the Company’s board of directors, the Company issued 3,571 shares of common stock at an exercise price of $7.00 per share.

As of August 31, 2018, the Company liquidated, into cash, all its investment in cryptocurrency held by the cryptocurrency investment segment, which had a balance of $1,022,099 as of June 30, 2018, included in investment in cryptocurrency, of The Crypto Company in the condensed consolidated balance sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the period from March 9, 2017 (“Inception”) through December 31, 2017 (“2017 Annual Report”). In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.”

Overview of Our Business

In the discussion below, when we use the terms “we”, “us” and “our”, we refer to The Crypto Company, a Nevada corporation, and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation; CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CoinTracking’s majority-owned subsidiary, CoinTracking GmbH.

We are engaged in the business of building technological infrastructure, a proprietary investment portfolio and strategic alliances to facilitate the exchange of value in the digital asset market and, specifically, to assist third parties by providing them with tools, computer software/programming and educational material that may prove useful to third parties seeking to independently invest, trade and manage their own digital assets. We also seek to build strategic alliances with other companies and from time-to-time may seek strategic acquisitions of entities or technologies that the Company believes may aid its development of proprietary products and tools designed to help third parties to independently invest in, trade and manage their digital assets.

Business Segments

The Company has two streams of principal revenue segments as of June 30, 2018:

The cryptocurrency investment segment primarily consists of amounts earned through trading activities of cryptocurrencies. The Company records the realized gain or loss on the investments on a trade date basis. The changes in unrealized gains or losses on the investments are marked to market on the last day of every month at 11:59 p.m., Pacific Time, based on publicly available cryptocurrency exchanges. The Company classifies investment in cryptocurrency as trading investments. Trading generally reflects active and frequent buying and selling, and is generally used with the dual objectives of generating profits on short-term differences in price and gaining hands on experience in the cryptocurrency marketplace to aid in the development of our proprietary software. Costs are operating expenses that consists of general and administrative costs in North America.

The Company also has software subscription revenues through CoinTracking GmbH and minimal amounts of consulting revenue. The software subscription segment consists primarily of amounts earned through subscriptions to the CoinTracking GmbH website. Operating expenses related to this segment are technology infrastructure and general administrative costs primarily incurring in Germany.

CoinTracking Platform

Our majority owned subsidiary, CoinTracking GmbH, operates a Software as a Service (“SaaS”) platform for cryptocurrency (“coin” or “cryptocurrency”) tracking. Subscribers pay in advance for the services, primarily by PayPal or cryptocurrencies, and the subscription periods range from annual to perpetual. The CoinTracking GmbH platform allows individuals and entities to record exactly when and where they acquired coins of any variety, as well as the acquisition prices for those coins. The platform also assists subscribers in determining the current trading price for a variety of coins on various third-party exchanges, such as Bittrex, Kraken and Coinbase, and has a number of other features designed to make the CoinTracking GmbH platform a valuable landing portal for holders of cryptocurrencies. Key features include those designed to allow users to see a current and historical “dashboard” view of their coin-based holdings and activities and to assist users in accounting for gains and losses without having to go to many other websites on a piecemeal basis or requiring use of a calculator and Excel spreadsheet.

Technology

We are developing proprietary technology, including trading management and auditing software, tools and processes, to assist third parties to independently trade and manage their own digital assets. We do not provide any functionality that allows a subscriber to make any form of cryptocurrency trade; a subscriber would have to go to an unrelated third-party website or exchange in order to enter into a virtual currency purchase or sale transaction. We may use our technology or license technology from third parties to build additional units around our existing platform, or sell or license our technology to third-party institutions for a fee.

We are currently beta testing possible software solution related indices. The indices are algorithmic in that they are designed with rule sets that can be programmatically (not manually curated) based on pricing and supply information available from exchanges and other websites in what we believe to be a more user-friendly format.

We have also developed and launched a proprietary trading operation. We believe that hands-on trading experience can provide important insight for any entity seeking to engage in virtual currency related endeavors. It can also be an important factor in evaluating targets for potential business acquisitions.

Investment Portfolio

In addition to the Company’s ordinary operations, we also utilize a significant portion of our assets to trade a diversified proprietary portfolio of digital assets. While the Company intends to seek to generate revenue from the trading of its proprietary virtual currency portfolio, the trading and management of our proprietary portfolio is primarily intended to provide hands-on virtual currency trading experience. We do not accept or manage any investor, client, or other third-party assets. We invest solely the Company’s assets and incur no management fees.

Trading of and evaluation of our proprietary portfolio often involves proprietary investment strategies based on proprietary algorithms, processes and standards developed and implemented by in-house traders, analysts, researchers and other personnel experienced in trading cryptocurrencies.

Strategic Acquisitions

In furtherance of our development of the technology and source code necessary to create products and services to assist third parties to independently invest in, trade and manage their own digital assets and to build strategic alliances to better supply services that may facilitate the exchange of value in the digital asset marketplace, we may from time-to-time seek strategic acquisitions of majority and minority equity interests in entities and technology that demonstrate (i) established, protectable and scalable revenues; (ii) substantial market share; (iii) established brand equity and customer loyalty; (iv) proprietary technology with competitive advantages; (v) quality personnel; and (vi) strategic access to international markets.

Media Opportunities

We engage in public discourse on an ongoing basis and host roundtable webinars to educate the public about the cryptocurrency market and intend to expand our presence at industry conferences to develop and expand our community and content network. We do not express opinions regarding the advisability of investing in a particular digital asset or in the digital asset marketplace, and we do not receive compensation in connection with these roundtable webinars.

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

In connection with the Stock Sale, effective as of June 7, 2017, (i) Deborah Thomas resigned as Chief Executive Officer, principal accounting officer and director of the Company and Elliott Polatoff resigned as Secretary and director of the Company; and (ii) Michael Poutre was appointed Chief Executive Officer and sole director of the Company, James Gilbert was appointed President of the Company and Ron Levy was appointed Chief Operating Officer of the Company. While Mr. Gilbert remains Chairman of the Company’s Board of Directors, Mr. Gilbert and Mr. Poutre had since resigned from their roles as officers of the Company. Mr. Levy is currently the Company’s Chief Executive Officer, Chief Operating Officer and Secretary.

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

CoinTracking Acquisition

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “Equity Purchase Agreement”) entered into on December 22, 2017 by and among the Company, CoinTracking, Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and Dario Kachel, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, representing 50.1% of the equity interests in CoinTracking GmbH, for a purchase price of (i) $4,736,400 in cash, and (ii) 473,640 shares of common stock of the Company, par value $0.001 per share, subject to adjustment as provided in the Equity Purchase Agreement (the “CoinTracking Acquisition”). Following administrative procedures as required under applicable German laws, the CoinTracking Acquisition was consummated on January 26, 2018. CoinTracking GmbH operates a SaaS platform, which allows users to track and manage value, profit, loss and other information regarding their investments in cryptocurrencies (but not trade their cryptocurrencies), available via web-based or mobile application.

Investment in Cryptocurrency Liquidation

As of August 31, 2018, the Company liquidated, into cash, all its investment in cryptocurrency held by its cryptocurrency investment segment, which had a balance of $1,022,099 at June 30, 2018.

Proposed Stock Split

On December 12, 2017, the Company’s Board and a majority of its stockholders approved a forward split of the Company’s common stock at a ratio of 10-for-1 (the “Stock Split”) such that each share of Common Stock issued and outstanding as of December 12, 2017 shall, immediately following the effective time of the Stock Split, automatically be converted into and exchanged for 10 shares of Common Stock. The Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission (the “SEC”) on January 5, 2018. On January 12, 2018, the Company submitted an Issuer Company-Related Action Form to the Financial Industry Regulatory Authority (“FINRA”) for approval of the Stock Split. On March 1, 2018, we received a letter from FINRA rejecting the Stock Split on the basis of deficiency and in the interest of the protection of investors, the public interest and to maintain fair and orderly markets. On March 8, 2018, the Company submitted an appeal to FINRA pursuant to FINRA Rule 6490, which FINRA’s Uniform Practice Code Committee reviewed on April 27, 2018, and affirmed, in part, the deficiency determination. The Company’s right to appeal this decision to the SEC has expired.

Results of Operations

Comparison of the three months ended June 30, 2018 and the three months ended June 30, 2017

Revenue

Cryptocurrency Investment Segment

We recorded net realized losses from our sales of cryptocurrencies of $299,086 for the three months ended June 30, 2018, compared to net realized gains of $82,640 in the prior year period. Our realized gains and losses are primarily from market fluctuations in our investments in cryptocurrency and are measured based on the market value at the time of sale, compared to our original cost of the investment.

Software Subscription Segment

We recorded software subscription revenue of $884,587 for the three months ended June 30, 2018, which was primarily from the acquired CoinTracking GmbH business as of January 26, 2018. This segment had no revenues for the three months ended June 30, 2017 as the segment was not acquired until January 26, 2018.

CoinTracking GmbH has a standalone sales price for its subscription service. Subscription services collected in advance, which are initially deferred and recognized as revenue on a straight-line method over the terms of the applicable subscription period, are fixed in the quantity of cryptocurrency received. Subscription services recorded as deferred revenue upon sign-up are recognized based on the current market value of the cryptocurrency on the date received. Therefore, the amount recognized as revenue will fluctuate based on the fluctuation in cryptocurrency market values. Bitcoin represents over 90% of our cryptocurrency receipts.

General and administrative expenses

Cryptocurrency Investment Segment

For the three months ended June 30, 2018, our general and administrative expenses were $2,639,635, compared to $1,224,748 for the three months ended June 30, 2017. General and administrative expenses consist primarily of costs relating to professional fees, payroll and payroll-related expenses.

Professional services included in general and administrative expenses consisted primarily of contracting fees, consulting fees, accounting fees, and legal costs. The increase for 2018 reflects increased costs associated with being a public company, in particular outside legal and accounting costs.

Share-based compensation was $4,757,580 for the three months ended June 30, 2018, compared to $166,717 for the three months ended June 30, 2017. Share-based compensation increased due to the grant of 2,657,062 stock options to our employees and advisors during the three months ended June 30, 2018, compared to 0 during the three months ended June 30, 2017. In addition, share-based compensation includes $1,417,584 for the three months ended June 30, 2018 for common stock issued to our former CEO, James Gilbert, in connection with services rendered, compared to $166,717 for the three months ended June 30, 2017, for common stock issued to certain officers and consultants for services rendered in connection with a stock dividend, stock sale and share exchange.

Software Subscription Segment

For the three months ended June 30, 2018, we incurred $329,548 in general and administrative expenses, which primarily consisted of costs relating to professional fees, and payroll and payroll-related expenses from the acquired CoinTracking GmbH business on January 26, 2018. This segment had no operations for the prior year period.

Professional fees include costs for our source code development, consulting and advising and educational developments

Net change in unrealized gains/(losses) on investment in cryptocurrency

Cryptocurrency Investment Segment

We recorded an unrealized gain of $296,717 on our investment in cryptocurrency for the three months ended June 30, 2018, compared to $389,071 for the three months ended June 30, 2017. Our unrealized gains are primarily from market fluctuations in our investments in cryptocurrency and are measured based on the market value of our investments at the end of the period compared to the investments original cost.

Software Subscription Segment

We recorded an unrealized loss of $47,230 on our investment in cryptocurrency for the three months ended June 30, 2018. This segment had no operations for the prior year period.

Unrealized and realized gains and losses in our two segments from our holdings in cryptocurrency are driven primarily by fluctuations in the market prices of our holdings, and for the cryptocurrency investment segment, the mix in the various cryptocurrency that comprises our portfolio.

Comparison of the six months ended June 30, 2018 and for the period from Inception to June 30, 2017

Revenue

Cryptocurrency Investment Segment

We recorded net realized gains of $773,512 for the six months ended June 30, 2018, from our sales of cryptocurrencies, compared to net realized gains of $82,640 for the period from Inception to June 30, 2017. Our realized gains and losses are primarily from market fluctuations in our investments in cryptocurrency and are measured based on the market value at the time of sale, compared to our original cost of the investment.

Software Subscription Segment

We recorded software subscription revenue of $1,341,284 for the six months ended June 30, 2018, which was primarily from the acquired CoinTracking GmbH business as of January 26, 2018. This segment had no revenues for the period from Inception to June 30, 2017 as the segment was not acquired until January 26, 2018.

General and administrative expenses

Cryptocurrency Investment Segment

For the six months ended June 30, 2018, our general and administrative expenses were $4,786,794, compared to $1,305,848 for the period from Inception to June 30, 2017. General and administrative expenses consist primarily of costs relating to professional fees, and payroll and payroll-related expenses.

Professional services included in general and administrative expenses consisted primarily of contracting fees, consulting fees, accounting fees, and legal costs. The increase for 2018 reflects increased costs associated with being a public company, in particular outside legal and accounting costs. In addition, the prior year includes general and administrative expenses for a period of less than four months.

Share-based compensation was $4,049,441 for the six months ended June 30, 2018, compared to $366,717 for the period from Inception to June 30, 2017. Share-based compensation increased primarily due to the issuance of 2,807,062 stock options to our employees and advisors for the six months ended June 30, 2018, compared to $0 for the six months ended June 30, 2017. In addition, share-based compensation includes $1,417,584 for the six months ended June 30, 2018 for common stock issued to our former CEO, James Gilbert, in connection with services rendered, compared to $366,717 for the six months ended June 30, 2017, for common stock issued to certain officers and consultants for services rendered, including services in connection with a stock dividend, stock sale and share exchange. The increase in expense for the six months ended June 30, 2018 was partially offset by an expense reduction of $708,139 for the three months ended March 31, 2018, as a result of a decline of the estimated value of the Company’s common stock during the three months ended March 31, 2018.

Software Subscription Segment

For the six months ended June 30, 2018, we incurred $881,181 in general and administrative expenses, which primarily consisted of costs relating to professional fees, and payroll and payroll-related expenses from the acquired CoinTracking GmbH business on January 26, 2018. This segment had no operations for the prior year period.

Net change in unrealized gains/(losses) on investment in cryptocurrency

Cryptocurrency Investment Segment

We recorded an unrealized loss of $2,130,752 on our investment in cryptocurrency for the six months ended June 30, 2018, compared to an unrealized gain of $389,071 for the period from Inception to June 30, 2017.

Software Subscription Segment

We recorded an unrealized loss of $614,585 on our investment in cryptocurrency since the acquisition of CoinTracking GmbH, for the period January 26, 2018 to June 30, 2018.

Liquidity, Going Concern and Capital Resources

For the six months ended June 30, 2018

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with US GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows from operations since Inception.  As of June 30, 2018, the Company had cash of $1,154,996, a decline of $7,795,248 from the December 31, 2017 balance of $8,950,244. This decline is due, in part, to the acquisition of CoinTracking GmbH in January 2018, which included $3,189,303 of cash consideration, net of acquired cash. The Company’s working capital was $264,484 as of June 30, 2018, which includes a contract liability of $2,800,248, representing advanced payments from customers for subscription service, which is initially deferred and recognized on a straight-line method over the terms of the applicable subscription period. Management does not anticipate settling this liability in cash. After June 30, 2018, the Company liquidated the cryptocurrency held by its cryptocurrency investment segment of $1,022,099 at June 30, 2018, to help fund its operations. As of June 30, 2018, the accumulated deficit amounted to $18,198,814.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful or that the Company will achieve its projected level of revenue in 2018 and beyond. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes the primary sources and uses of cash for the periods presented below:

Six Months ended June 30, 2018

Net cash used in operating activities	$(4,036,587)
Net cash used in investing activities	(3,660,016)
Net cash provided by financing activities	25,058
Effects of exchange rate on cash	(123,703)
Net decrease in cash and cash equivalents	$(7,795,248)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the six months ended June 30, 2018 was $4,036,587, compared to $1,239,320 for the period from Inception to June 30, 2017. The increase of $2,797,267 was primarily due to an increase in our net loss of $2,648,505 (excluding the effects of net change in unrealized losses on investment in cryptocurrency of $2,745,337 for the six months ended June 30, 2018 compared to a net unrealized gain of $389,071 in the prior year and share based compensation of $4,049,441 for the six months ended June 30, 2018 compared to $366,717 in the prior year). The increased loss for the six months ended June 30, 2018 was primarily due to a growth in our general and administrative expenses. Management is implementing numerous cost cutting measures to reduce its expenditures, in particular as it relates to payroll and payroll related costs, consulting services, contracting fees, consulting fees, accounting fees, and legal costs, however some of these costs have increased as the result of being a public company.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $3,660,016 compared to $127,185 for the prior year period, due to the acquisition of CoinTracking GmbH for $3,189,303, net of acquired cash of $1,547,097.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $25,058, compared to $2,756,036 in the prior year. The decrease of $2,730,978 was the result of the issuance of 477,867 shares of common stock in the prior year, resulting in proceeds of $2,756,036. There were no such issuances in the current year.

Trends, Events and Uncertainties

The Company is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in cryptocurrency. Investing in cryptocurrency is currently unregulated, highly speculative, and volatile. The cryptocurrency and digital assets market is, by its nature, unpredictable. Although we will undertake compliance efforts, including efforts with commercially reasonable diligence, there can be no assurance that there will not be a new or unforeseen law, regulation or risk factor that will materially impact our ability to continue our business as currently operated or raise additional capital to foster our continued growth.

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

Other than as discussed elsewhere in this Quarterly Report, our Form 10-Q for the months ended March 31, 2018, and our 2017 Annual Report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2017 Annual Report.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting guidance.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2018 based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2018 due to the material weaknesses described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses were as follows:

●	we have not performed a risk assessment and mapped our processes to control objectives;

●	we have not implemented comprehensive entity-level internal controls;

●	we have not implemented adequate system and manual controls; and

●	we do not have sufficient segregation of duties.

Management’s Actions and Plans to Remediate Material Weaknesses

Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. Management believes that progress has been made to remediate the underlying causes of the material weaknesses in internal control over financial reporting and has taken the following steps to remediate such material weaknesses:

●	Implemented a formal quarterly review of financial information with our Chief Executive Officer and each managing director that oversees a portion of the business. These individuals provide a certification that the operating results are accurate to the best of their knowledge.

●	Account reconciliations are now prepared for all material accounts and independently reviewed.

●	Expenditures are approved by our Chief Executive Officer.

●	We have segregation of duties between access to our accounting information system and individuals who may sign checks.

●	We have hired a Controller.

Management plans to take the following steps to further remediate the material weaknesses as follows:

●	Perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with the 2013 Committee of Sponsoring Organizations of the Treadway Commission.

●	Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

●	Evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

●	Asses and remediate personnel weaknesses.

●	Appoint a Chief Financial Officer with public company experience.

Management understands that in order to remediate the Company’s material weaknesses, additional segregation of duties, changes in personnel and technologies are necessary. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above under “Management’s Actions and Plans to Remediate Material Weaknesses”, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.

On May 15, 2018, we received a subpoena from the SEC’s Division of Enforcement in connection with a formal investigation it is conducting involving us and other unrelated public issuers who are holders of or provide services related to digital assets. The subpoena requested that we produce certain documents to the SEC’s Division of Enforcement by May 30, 2018. We are unable to predict how long the SEC’s investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or file an enforcement action against us.

Item 1A. Risk Factors.

Reference is made to our 2017 Annual Report on Form 10-K and our Form 10-Q for the months ended March 31, 2018. At the time of this filing, there have been no material changes to our risk factors other than as described below.

Risks Related to Our Business

Ineffective internal controls could impact the accuracy and timely reporting of our business and financial results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. For example, in connection with this Form 10-Q, management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018 and concluded that there are material weaknesses in our internal controls related to control over financial reporting, and therefore, that we did not maintain effective internal control over financial reporting as of June 30, 2018. For a description of the material weaknesses identified by management and the remediation efforts being implemented for such material weaknesses, see Part I, Item 4. Controls and Procedures. If the enhanced controls implemented to address the material weaknesses are not designed or do not operate effectively, if we are unsuccessful in implementing or following these processes, or we are otherwise unable to remediate the material weaknesses, this may result in untimely or inaccurate reporting of our financial results.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through equity offerings, debt financings, corporate collaborations or other financing alternatives. Additional equity financing, debt financing or corporate collaborations may not be available on advantageous or reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms advantageous or reasonable to us, our ability to achieve or sustain profitability will be substantially harmed.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaborations with third parties, it may be necessary to relinquish valuable rights to future revenue streams. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Risks Related to Ownership of Our Common Stock

We are involved in an ongoing SEC investigation and a comment letter process with the SEC, both of which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation, financial condition, results of operations and cash flows.

On May 15, 2018, we received a subpoena from the SEC’s Division of Enforcement in connection with a formal investigation it is conducting involving us and other unrelated public issuers. We have incurred significant legal and accounting expenditures in connection with the SEC’s investigation. We are unable to predict how long the SEC’s investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or file an enforcement action against us.

In addition, on May 24, 2018, the SEC’s Division of Corporation Finance (the “Division of Corporation Finance”) issued a comment letter to the Company requesting, among other things, additional information regarding our business activities, cryptocurrency investments, accounting policies, and our analysis of the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. The comment letter also covered whether our activities would fall under the Investment Company Act of 1940 or require us to register as a broker-dealer under Section 15(A) of the Exchange Act. On June 22, 2018, we responded to the Division of Corporation Finance’s comment letter. On August 6, 2018, the Division of Corporation Finance issued an additional comment letter, requesting clarification to, and additional information regarding, our initial responses. While we have responded to these comment letters, the Division of Corporation Finance’s comment letter process is ongoing. Not only may the comment letter process impose additional costs, but it may require us to alter the nature of our business, as well as our general operations and internal controls.

The filing of this Quarterly Report will not make us “current” in our Exchange Act filing obligations, which means we retain certain potential liability and are not eligible to use certain forms or rely on certain SEC rules.

We were unable to include the required pro forma financial information in our Form 8-K filed on January 16, 2018 reporting the CoinTracking GmbH acquisition. The filing of this Quarterly Report does not make us current in our filing obligations under the Exchange Act. Our failure to file all required Exchange Act reports, on a timely basis, means we remain potentially liable under the Exchange Act for those delinquencies, and the filing of this Quarterly Report does not preclude the enforcement staff of the SEC from taking action as a result of those filing delinquencies. Further, without the missing filings, investors may not be able to review certain financial and other disclosures that would be contained in those filings. As a result, we will not be “current” for purposes of Rule 144 and Regulation S until we amend the Form 8-K to include the pro forma financial information.

A stock split of our Common Stock will likely result in substantial dilution.

On December 12, 2017, the Company’s Board and a majority of its stockholders approved a forward split of the Company’s Common Stock at a ratio of 10-for-1 (the “Stock Split”) such that each share of Common Stock issued and outstanding as of December 12, 2017 would, immediately following the effective time of the Stock Split, automatically be converted into and exchanged for 10 shares of Common Stock. On January 12, 2018, the Company submitted an Issuer Company-Related Action Form to the Financial Industry Regulatory Authority (“FINRA”) for approval of the Stock Split. On March 1, 2018, we received a letter from FINRA rejecting the Stock Split on the basis of deficiency and in the interest of the protection of investors, the public interest and to maintain fair and orderly markets. On March 8, 2018, the Company submitted an appeal to FINRA pursuant to FINRA Rule 6490, which FINRA’s Uniform Practice Code Committee reviewed on April 27, 2018 and affirmed, in part, the deficiency determination. The Company’s right to appeal this decision to the SEC has expired.

We cannot guarantee that a stock split will ever be effectuated. To the extent that a stock split is effectuated, resulting in the issuance of additional shares of common stock, dilution to the interests of any stockholders will occur and the rights of such holders of common stock might be materially and adversely affected.

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

ITEM 6. Exhibits.

Exhibit Number	Document

3.1	Articles of Conversion (Utah) (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.2	Articles of Conversion (Nevada) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.3	Articles of Incorporation of The Crypto Company (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.5	Amended and Restated Bylaws of The Crypto Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018)

10.1	Loan Agreement by and between CoinTracking, LLC and CoinTracking GmbH, dated as of April 3, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2018)

10.2	Promissory Note issued by CoinTracking LLC to CoinTracking GmbH, dated as of April 3, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2018

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2018)

10.4	Separation and Consulting Agreement and General Mutual Release by and between the Company and Michael Poutre, dated as of May 9, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2018)

10.5	Separation Agreement and General Mutual Release by and between the Company and James Gilbert, dated as of May 24, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.6	Director Services Agreement by and between the Company and Ron Levy, effective as of May 25, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2018)

10.7	Director Services Agreement by and between the Company and James Gilbert, effective as of June 7, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on June 12, 2018)

10.8	Director Services Agreement by and between the Company and Anthony Strickland, effective as of June 7, 2018 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on June 12, 2018)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: September 10, 2018	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Chief Operating Officer and Secretary

	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer Principal Financial and Accounting Officer

