Form 10-K/A
period 2017-12-31
Crypto Co
filed 2018-09-14
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from Inception, March 9, 2017 through December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-55726

THE CRYPTO COMPANY

(Exact name of Registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23805 Stuart Ranch Road, Suite 235 Malibu, CA	90265
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (424) 228-9955

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

(Note: The registrant was a voluntary filer of reports during the most recent fiscal year covered by this report and filed during the 12 months preceding March 31, 2017, and in the twelve preceding months, all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act if the registrant had been subject to one of such sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of June 30, 2017, the registrant’s common stock was not publicly traded.

Number of shares outstanding of the Registrant’s common stock, as of March 26, 2018: 20,932,561

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Crypto Company (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 (the “Original Form 10-K”). Unless the context indicates otherwise, references to the Company or similar terms includes our direct and indirect wholly-owned subsidiaries, Crypto Sub, Inc. (“Crypto Sub”), and CoinTracking, LLC (“CoinTracking”) and our majority-owned subsidiary CoinTracking GmbH. The purpose of this Form 10-K/A is to replace Part I, Item 1A to include new risk factors covering the risk related to the loss, theft or restriction access of cryptocurrency the Company holds, the risk related to the Company’s internal controls and the risk related to the Company’s investment in digital assets, such as cryptocurrencies. Although the Company is amending its 10-K to reflect these risks, as of the date of filing this Form 10-K/A the Company has divested substantially all of its cryptocurrency assets. In addition this Form 10-K/A replaces Part II, Item 9A with a revised disclosure regarding the Company’s Internal Control over Financial Reporting and Evaluation of Disclosure Control and Procedures.

In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A certain new certifications by its principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as stated herein, the Company has not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Form 10-K.

THE CRYPTO COMPANY

ANNUAL REPORT ON FORM 10-K/A

-i-

PART I

Item 10. Risk Factors.

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

We are in the development stage, are not generating revenue and have a limited operating history in the management of cryptocurrencies.

The Company is in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. Our future is based on an unproven business plan with no historical facts to support projections and assumptions. The Company was founded in March 2017 and has no operating history of building technological infrastructure and a proprietary investment portfolio upon which investors can evaluate its performance. The Company is not currently generating revenues and cannot guarantee when it expects to generate revenue. Investors should understand that an investment in a start-up business is significantly riskier than an investment in a business with any significant operating history. There can be no assurance that the Company will ever achieve revenues or profitability. The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the challenges, expenses and delays frequently encountered in connection with the operation of a pre-revenue business. Our lack of a significant and relevant operating history makes it difficult to predict future operating results.

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

As of the date of this Memorandum, the Caveat Emptor designation assigned to the Company has not been removed. While the Company believes it has disclosed all material facts in accordance with its SEC reporting obligations, and continues to work with the OTC Markets to resolve any issues in an effort to remove the Caveat Emptor designation, we cannot guarantee that the designation will be removed in the future, or at all.

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

Our cryptocurrencies may be subject to loss, theft or restriction on access.

Some or all of our cryptocurrencies could be lost or stolen. Access to our coins could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet, i.e. any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure, but is not ideal for quick or regular transactions.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange servers, third-party platforms, cold and hot storage locations or software, or by other means. If we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. In order to minimize risk, we have established processes to manage wallets that are associated with our cryptocurrency holdings. There can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our crypotcurrency due to an adverse software or cybersecurity event. We utilize several layers of threat reduction techniques, including: (i) the use of cold wallets to store sensitive private key information; (ii) performance of transactions offline; and (iii) offline generation and use of private keys.

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

PART II

Item 9A. Controls and Procedures.

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses in our internal control over financial reporting described below in “Management’s Annual Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

All systems of internal control, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. The framework used in carrying out this evaluation was set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control—Integrated Framework (2013)”.

Based on this evaluation, our management concluded that as of December 31, 2017 our internal control over financial reporting was not effective due to the following material weaknesses:

●	we have not performed a risk assessment and mapped our processes to control objectives;

●	we have not implemented comprehensive entity-level internal controls;

●	we have not implemented adequate system and manual controls; and

●	we do not have sufficient segregation of duties.

Management’s Actions and Plans to Remediate Material Weaknesses:

Management is committed to remediating the control deficiencies that gave rise to the material weaknesses described above in our response to Comment 9. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. Management believes that progress has been made to remediate the underlying causes of the material weaknesses in internal control over financial reporting and has taken the following steps to remediate such material weaknesses:

●	Implemented a formal quarterly review of financial information with our Chief Executive Officer and each managing director that oversees a portion of the business. These individuals provide a certification that the operating results are accurate to the best of their knowledge.

●	Account reconciliations are now prepared for all material accounts and independently reviewed.

●	Expenditures are approved by our Chief Executive Officer.

●	We have segregation of duties between access to our accounting information system and individuals who may sign checks.

Management plans to take the following steps to further remediate the material weaknesses as follows:

●	Perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

●	Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

●	Evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

●	Hire a Controller or Accounting Manager and assess and remediate any other personnel weaknesses.

●	Appoint a Chief Financial Officer with public company experience.

Management understands that in order to remediate the Company’s material weaknesses, additional segregation of duties, changes in personnel and technologies are necessary. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above under “Management’s Actions and Plans to Remediate Material Weaknesses”, there have been no changes in our internal control over financial reporting during either the year ended December 31, 2017 or the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exhibit Number		Incorporated by Reference
Date	Description	Form	Exhibit	Filing Date/Period End

10.1	The Crypto Company Equity Incentive Plan	14C	Exhibit F	August 25, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CRYPTO COMPANY

Dated: September 14, 2018	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Chief Operating Officer and Secretary Principal Executive Officer

/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer Principal Financial and Accounting Officer

