Form 10-K/A
period 2017-12-31
Crypto Co
filed 2019-04-04
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the Registrant’s common stock, as of March 26, 2018: 20,932,561

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Crypto Company (referred to as “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 (the “Original Form 10-K”) and amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) as filed with the SEC on September 14, 2018. This Amendment No. 2 amends the Original Form 10-K to provide an updated Part I – Item 1 that expands the description of the Company’s business activities.

This Amendment No. 2 reflects matters as they existed on the Original Form 10-K date of April 2, 2018, does not modify or update disclosures presented in the Original Form 10-K and does not reflect any event occurring after the date of the Original Form 10-K or modify or update those disclosures. The Company is amending the Original Form 10-K to reflect these enhanced disclosures regarding its business notwithstanding that, as of the date of filing this Amendment No. 2 the Company has disposed of its entire ownership interest in CoinTracking GmbH and also divested substantially all of its cryptocurrency assets.

Other forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-K, and such forward-looking statements should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the Original Form 10-K, including Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the Original Form 10-K, including Amendment No. 1.

In connection with the filing of this Amendment No. 2 and pursuant to the rules of the SEC, the Company is including with this Amendment No. 2 certain currently dated certifications by its principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

THE CRYPTO COMPANY

ANNUAL REPORT ON FORM 10-K/A

Table of Contents

		Page

PART I		1

	Item 1. Business.	1

PART I

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

Crypto Sub, Inc. (formerly known as The Crypto Company) (“Crypto Sub”) was incorporated in the State of Nevada on March 9, 2017 (“Inception”). On June 7, 2017, Crypto Sub completed a reverse acquisition of Croe, Inc. as a result of a Stock Sale, Stock Dividend and Share Exchange, each as described below and collectively referred to as the “Acquisition”. On October 3, 2017, we changed our name to The Crypto Company to better reflect our new business. We are located at 23805 Stuart Ranch Road, Suite 235 in Malibu, California and our telephone number is (424) 228-9955. Our website can be accessed at www.thecryptocompany.com. The information contained on or that may be obtained from our website is not a part of this report. Crypto Sub and CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”), operate as wholly-owned subsidiaries of Crypto.

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

Share Exchange

On June 7, 2017, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Michael Poutre, in his sole capacity as representative for the shareholders of Crypto Sub, pursuant to which each issued and outstanding share of common stock of Crypto Sub was exchanged for shares of common stock of the Company (the “Share Exchange”), resulting in the aggregate issuance of 7,026,614 shares of common stock of the Company, on a pro-rata basis, as provided on the Exchange Agreement, to the shareholders of Crypto Sub, in exchange for 727,867 shares of common stock of Crypto Sub.

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

CoinTracking GmbH

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “CoinTracking Purchase Agreement”) entered into on December 22, 2017 by and among the Company, CoinTracking, Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and Dario Kachel, an individual, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, an entity formed under the laws of Germany (“CoinTracking GmbH”), representing 50.1% of the equity interests in CoinTracking GmbH, for a purchase price of (i) $4,736,400 in cash, and (ii) 473,640 shares of common stock of the Company, par value $0.001 per share, subject to adjustment as provided in the CoinTracking Purchase Agreement (the “CoinTracking Acquisition”). Following administrative procedures as required under applicable German laws, the CoinTracking Acquisition was consummated on January 26, 2018.

Overview of Our Business

We are engaged in the business of building technological infrastructure and a proprietary investment portfolio. We are also engaged in the business of building strategic alliances to assist third parties in the exchange of value in the digital asset market, solely by providing such third parties with tools, computer software/programming and educational material that may prove useful to them as they independently invest in, trade and manage their own digital assets. We also seek to build strategic alliances with other companies and from time to time may seek strategic acquisitions of entities or technologies that we believe may aid our development of proprietary products and tools designed to help third parties to independently invest in, trade and manage their own digital assets.

We currently have two principal business operations that generate revenues and incur expenses:

The software subscription operation generates revenues through CoinTracking GmbH and minimal amounts of consulting revenue. Such revenues consist primarily of amounts earned through subscriptions to the CoinTracking GmbH website. The software subscription operation incurs expenses that consist primarily of operating expenses composed of technology infrastructure and general administrative costs primarily incurred in Germany.

The cryptocurrency investment operation generates revenues that primarily consist of amounts earned through trading activities of cryptocurrencies. We record the realized gain or loss on the investments on a trade date basis. Trading generally reflects active and frequent buying and selling, and is generally used with the dual objectives of generating profits on short-term differences in price and gaining hands on experience in the cryptocurrency marketplace to aid in the development of our proprietary software. The cryptocurrency investment operation incurs expenses that consist primarily of operating expenses composed of general and administrative costs in North America, consisting of legal, accounting, consulting and contracting fees, as well as costs related to product development and marketing.

CoinTracking Platform

Our majority-owned subsidiary, CoinTracking GmbH, operates a Software as a Service (“SaaS”) platform that allows users to track and manage value, profit, loss and other information regarding their investments in cryptocurrency (“coin” or “cryptocurrency”), available via web-based or mobile application. However, the CoinTracking GmbH platform does not allow users to trade their cryptocurrencies. Subscribers pay in advance for the services, primarily by PayPal or cryptocurrencies, and the subscription periods range from annual to perpetual. The CoinTracking GmbH platform allows individuals and entities to record exactly when and where they acquired coins of any variety, as well as the acquisition prices for those coins. The platform also assists subscribers in determining the current trading price for a variety of coins on various third-party exchanges, such as Bittrex, Kraken and Coinbase, and has a number of other features designed to make the CoinTracking GmbH platform a valuable landing portal for holders of cryptocurrencies. Key features include those designed to allow users to see a current and historical “dashboard” view of their coin-based holdings and activities and to assist users in accounting for gains and losses without having to go to many other websites on a piecemeal basis or requiring use of a calculator and Excel spreadsheet.

Technology

We are developing proprietary technology, including trading management and auditing software, tools and processes, to assist third parties to independently trade and manage their own digital assets. We do not provide, and do not intend to provide, any functionality that allows a subscriber to make any form of cryptocurrency trade. A subscriber must go to an unrelated third-party website or exchange in order to enter into a virtual currency purchase or sale transaction. We may use our technology or license technology from third parties to build additional units around our existing platform, or sell or license our technology to third-party institutions for a fee.

We are developing and intend to market and license possible software solution related indices that track digital tokens and represent specific market segments, such that one can more efficiently monitor and track trends and events in the digital token asset class. The indices are algorithmic in that they are designed with rule sets that can be programmatically (not manually curated) based on pricing and supply information available from exchanges and other websites in what we believe to be a more user-friendly format.

Investment Portfolio

In addition to our ordinary operations, we also utilize a significant portion of our assets to trade a diversified proprietary portfolio of digital assets. We have developed and launched a proprietary trading operation. We currently employ three individuals who are primarily responsible for conducting coin-based trading of our proprietary account. One has a background as a registered Financial Industry Regulatory Authority (“FINRA”) market-maker who formerly held the Series 7, 55 and 66 licenses. Another has a background as a buy-side trader at two money managers in California and New York. The third trader is an algorithmic trader who has a background as a software developer and financial engineer. Certain other members of our 18 person staff (including clerical) provide research, administration and accounting support as part of their ancillary duties.

Cryptocurrency Trade Floor Operations

Cryptocurrency traders access the cryptocurrency trade floor through a locked door that is separate from our general operations. Funds have been allocated to each trader based on his experience and performance. Each cryptocurrency trader is responsible for making their own decisions with the funds that have been allocated to them and each trader completes trades on our accounts on the various cryptocurrency exchanges. We have never traded other individuals’ or entities’ funds. We do not, and do not intend to, accept or manage any investor, client, or other third party assets. We invest solely our own assets and incur no management fees.

Each cryptocurrency trader has cryptocurrency trading accounts on one or more of the various cryptocurrency exchanges and has been allocated funds, in the form of U.S. dollars, to trade in those accounts. The traders themselves do not have access to move funds on or off of the cryptocurrency exchanges and must engage the Director of Trading Operations or a Company senior executive to authorize the movement of assets between exchanges or bank accounts.

Orders are executed on the cryptocurrency exchanges when interest on the exchange matches the order that the trader placed on the exchange, or when the trader matches his interest with an order that already existed on the exchange. This is the basis for order execution. There are no relationships between our trade desk and any other market participant to match trades, handle discretion or any other market activity. Our traders place orders that are matched by other exchange participants in order to make the purchase or sale at the price and size that both participants desire. There are no defined market participants that are identifiable on the cryptocurrency exchanges and so the only details that we manage are price, timing, and size. All of these factors are determined by the individual trader. There is no clearing firm in cryptocurrency “exchange” trading. There is no universal price discovery or trade routing as each trade is made on a per exchange basis.

We hold our cryptocurrency on cold wallets, hot wallets and exchanges. The exchanges on which we trade cryptocurrency provide support for two-factor authentication. We have protections and supervision in place including encryption, password management and access, offsite backups held in a bank safe deposit box and physical barriers for access and transfer of digitalaccess.

While we intend to generate revenue from the trading of our proprietary virtual currency portfolio, the trading and management of our proprietary portfolio is primarily intended to provide hands-on virtual currency trading experience. Trading of and evaluation of our proprietary portfolio often involves proprietary investment strategies based on proprietary algorithms, processes and standards developed and implemented by in-house traders, analysts, researchers and other personnel experienced in trading cryptocurrencies. We believe that hands-on trading experience can provide important insight for any entity seeking to engage in virtual currency related endeavors. It can also be an important factor in evaluating targets for potential business acquisitions. We believe that by retaining individuals whose responsibilities include (in whole or in part) trading of our proprietary virtual currency portfolio, we will gain a better understanding as to what may be potentially useful to customers and what features or utilities might be of interest to them.

Strategic Acquisitions

Following the CoinTracking Acquisition, and in furtherance of our development of the technology and source code necessary to create products and services to assist third parties to independently invest in, trade and manage their own digital assets and to build strategic alliances to better supply services that may facilitate the exchange of value in the digital asset marketplace, we may seek from time to time additional strategic acquisitions of majority and minority equity interests in entities and technology that demonstrate (i) established, protectable and scalable revenues; (ii) substantial market share; (iii) established brand equity and customer loyalty; (iv) proprietary technology with competitive advantages; (v) quality personnel; and (vi) strategic access to international markets.

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

Proposed Stock Split

On December 12, 2017, the Company’s Board and a majority of its stockholders approved a forward split of the Company’s Common Stock at a ratio of 10-for-1 (the “Stock Split”) such that each share of Common Stock issued and outstanding as of December 12, 2017 shall, immediately following the effective time of the Stock Split, automatically be converted into and exchanged for 10 shares of Common Stock. The Company filed a Definitive Information Statement on Schedule 14C with the SEC on January 5, 2018. On January 12, 2018, the Company submitted an Issuer Company-Related Action Form to FINRA for approval of the Stock Split. On March 1, 2018, we received a letter from FINRA rejecting the Stock Split on the basis of deficiency and in the interest of the protection of investors, the public interest and to maintain fair and orderly markets. On March 8, 2018, the Company submitted an appeal to FINRA pursuant to FINRA Rule 6490, which is scheduled to be reviewed by FINRA’s Uniform Practice Code Committee on April 27, 2018.

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

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CRYPTO COMPANY

Dated: April 4, 2019	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Chief Operating Officer and Secretary (Principal Executive Officer)

/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

