Form 10-Q
period 2018-09-30
Crypto Co
filed 2019-07-26
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of July 26, 2019, the issuer had 21,212,860 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the period from March 9, 2017 (“Inception”), through December 31, 2017, as filed on April 2, 2018 with the U.S. Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 14, 2018, as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on April 4, 2019 (the “2017 Annual Report”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Crypto”, the “Company”, “we”, “us” and “our” in this Quarterly Report refer to The Crypto Company, a Nevada corporation, and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation; CoinTracking, LLC, a Nevada limited liability company (“CT”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CT’s former majority-owned subsidiary, CoinTracking GmbH. Subsequent to September 30, 2018, on January 2, 2019, CT sold to Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany, CT’s entire equity ownership stake in CoinTracking GmbH, consisting of 12,525 shares representing 50.1% of the outstanding equity interests in CoinTracking GmbH. See “Note 16 - Subsequent Events” for additional details.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$387,287	$8,950,244
Accounts receivable, net	-	500
Loan receivable, related party	172,489	-
Receivable from shareholder	939,155	-
Prepaid expenses and other current assets	134,694	33,294
Contract asset for commissions and incentives, current portion	97,541	-
Total current assets	1,731,166	8,984,038

Equipment, net of accumulated depreciation	102,644	68,320
Investment in cryptocurrency	347,648	1,131,885
Investments, non-cryptocurrency	162,055	-
Contract asset for commissions and incentives, net of current portion	48,530	-
Intangible assets, net	6,595,236	-
Goodwill	11,200,454	-
Other assets	40,283	1,500

TOTAL ASSETS	$20,228,016	$10,185,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,190,643	$697,609
Income taxes payable	800	800
Contract liabilities, current portion	2,122,316	-
Total current liabilities	3,313,759	698,409

Contract liabilities, net of current portion	1,173,531	-

TOTAL LIABILITIES	4,487,290	698,409

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,172,860 and 20,458,945 shares issued and outstanding, respectively	21,169	20,459
Additional paid-in-capital	28,368,009	19,020,176
Accumulated deficit	(20,656,840)	(9,553,301)
Accumulated other comprehensive income	(619,278)	-
TOTAL CRYPTO COMPANY EQUITY	7,113,060	9,487,334
Noncontrolling interests	8,627,666	-
TOTAL STOCKHOLDERS’ EQUITY	15,740,726	9,487,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,228,016	$10,185,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended	Period from Inception March 9, 2017 through
	2018	2017	September 30, 2018	September 30, 2017
		(Restated)		(Restated)
Revenue:
Subscription revenue, net	$1,227,971	$-	$2,570,795	$-
Other	-	6,000	-	6,000

Total Revenue, net	1,227,971	6,000	2,570,795	6,000

Operating expenses:
Cost of subscription revenues	200,615	-	590,791	-
General and administrative expenses	1,863,108	972,434	8,004,564	2,278,283
Share-based compensation	512,648	716,507	4,562,089	1,083,224

Total Operating Expenses	2,576,371	1,688,941	13,157,444	3,361,507

Operating loss	(1,348,400)	(1,682,941)	(10,586,649)	(3,355,507)

Net realized gains/(losses) on investment in cryptocurrency	(108,920)	481,692	1,303,433	564,332
Impairment of investments, non-cryptocurrency	(250,000)	-	(250,000)	-
Impairment of investments, cryptocurrency	(254,941)	-	(1,869,241)
Other income(expense)	52,045	(2,019)	109,452	(2,019)

Loss before provision for income taxes	(1,910,216)	(1,203,268)	(11,293,005)	(2,793,194)

Provision for income taxes	-	-	800	800

Net loss	(1,910,216)	(1,203,268)	(11,293,805)	(2,793,994)

Income/(loss) attributable to noncontrolling interests	289,129	-	(190,266)	-

Net loss attributable to Crypto Company	(2,199.345)	(1,203,268)	(11,103,539)	(2,793,994)

Other comprehensive loss
Foreign currency translation adjustment	484,619	-	(619,278)	-
Foreign currency translation adjustment attributable to noncontrolling interest	(617,053)	-	(617,053)	-

Comprehensive loss	$(2,331.779)	$(1,203,268)	$(12,339,870)	$(2,793,994)

Net loss attributable to the Crypto Company per common share - basic and diluted	$(0.10)	$(0.06)	$(0.53)	$(0.18)
Weighted average common shares outstanding - basic and diluted	21,172,782	18,565,062	21,060,434	15,371,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30, 2018	For the Period from Inception March 9, 2017 Through September 30, 2017
		(Restated)
Cash flows from operating activities:
Net loss	$(11,293,805)	$(2,793,994)
Adjustments to reconcile net loss to net cash used in operations:
Net realized gain on investment in cryptocurrency	(1,303,433)	(564,332)
Impairment of investments in cryptocurrency	1,869,241	-
Impairment of investments, non-cryptocurrency	250,000	-
Expenses paid in cryptocurrency	101,384	-
Depreciation and amortization	897,302	1,918
Share-based compensation	4,562,088	1,083,224
Change in operating assets and liabilities:
Accounts receivable	500	(6,000)
Loan receivable, related party	21,891	-
Prepaid expenses	124,753	(85,349)
Accounts payable and accrued expenses	117,548	149,015
Contract liabilities	(1,188,092)	-
Other assets	(24,150)	(109,750)
Net cash used in operating activities	(5,864,773)	(2,215,518)

Cash flows from investing activities:
Payments for purchase of equipment	(40,842)	(33,827)
Cash paid for acquisition, net of cash acquired	(3,189,303)	-
Proceeds from sales of cryptocurrency	6,551,123	-
Purchase of investments, non-cryptocurrency	(500,000)	(25,512)
Purchase of investments in cryptocurrency	(5,267,025)	-
Capitalized software development	(130,771)	-
Net cash used in investing activities	(2,576,818)	(169,089)

Cash flows from financing activities:
Proceeds from common stock issuance	-	4,976,011
Proceeds from exercise of stock options	50,057	-
Net cash provided by financing activities	50,057	4,976,011

Effect of exchange rate changes on cash	(171,423)	-
Net (decrease) increase in cash and cash equivalents	(8,562,957)	2,591,404
Cash and cash equivalents at the beginning of the period	8,950,244	-
Cash and cash equivalents at the end of the period	$387,287	$2,591,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$		$565
Noncash investment activities:
Shares of common stock issued in exchange of investment in cryptocurrency		$-	$225,000
Transfer of non-cryptocurrency to investments in cryptocurrency		$255,763	-
Customer payments received in cryptocurrency		$1,102,723	$-
Sale of cryptocurrency to shareholder		$939,155	$-
Cryptocurrency acquired in trade of cryptocurrency investments		$5,031,280	$3,626,161
Issue of common stock for acquisition of CoinTracking GmbH		$4,736,400	$-
Purchase of contract asset for commissions and incentives with investments in cryptocurrency		$178,992	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

The Crypto Company was incorporated in the State of Nevada on March 9, 2017 (“Inception”) and is engaged in the business of building technological infrastructure. We are also engaged in the business of building strategic alliances to assist third parties in the exchange of value in the digital asset market, solely by providing such third parties with tools, computer software/programming and educational material that may prove useful to them as they independently invest in, trade and manage their own digital assets. We also seek to build strategic alliances with other companies and from time to time may seek strategic acquisitions of entities or technologies that we believe may aid our development of proprietary products and tools designed to help third parties to independently invest in, trade and manage their own digital assets.

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this Quarterly Report refer to The Crypto Company and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CT”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CT’s majority-owned subsidiary, CoinTracking GmbH, which was sold subsequent to September 30, 2018. See “Note 16 - Subsequent Events” for additional details.

Technology

The Company is developing proprietary technology and source code to create products and services that will assist third parties by providing them with the tools, computer programming and training to independently invest in, trade and manage their own digital assets, including trading management and auditing software, tools and processes to assist in the operations of companies, from start-up businesses to well-established companies. We do not provide, and do not intend to provide, any functionality that allows a subscriber to make any form of cryptocurrency trade. A subscriber must go to an unrelated third-party website or exchange in order to enter into a virtual currency purchase or sale transaction. We may consider using our technology or license technology from third parties to build additional units around our existing platform, or we may consider selling or licensing our technology to third-party institutions for a fee.

NOTE 2 – Restatement of the Consolidated Financial Statements

The purpose of restatement is to correct errors in the Company’s previously issued financial statements, as disclosed in the Company’s Current Report on Form 8-K filed subsequent to September 30, 2018, on January 3, 2019. The restatement is in connection with the accounting for investments in cryptocurrency at fair value as opposed to intangible assets with indefinite lives and record such investments in cryptocurrency at historical cost less impairment, if any. Management previously reported its investments in cryptocurrency at fair value, with changes in fair value reported as unrealized gains and losses in its condensed consolidated statements of operations. The Company has corrected the error in this Quarterly Report for its prior periods. The Company’s investment in cryptocurrency for the comparative nine-months ended September 30, 2017 were accounted for in error and were overstated from their historical cost by $85,266. In addition, the Company is correcting the classification of its net realized gain/loss on investments in cryptocurrency in this Quarterly Report by reclassifying them from revenue to other income(expense).

The Company has also determined that its classification and disclosures of $367,639 in investments, as of June 30, 2018, were incorrectly described as investments in Initial Coin Offerings and included as investments in cryptocurrency in its condensed consolidated balance sheets. The investments were made in accordance with token pre-sale and simple agreement for tokens agreements (“SAFT”), and should be included as investments, non-cryptocurrency in the Company’s condensed consolidated balance sheets. The Company is reclassifying the balance and changing the related disclosures in this current filing. Management believes the reclassification is material to the Company’s condensed consolidated financial statements in prior periods.

Finally, in connection with the acquisition of CoinTracking GmbH, the Company has completed its preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed based on the information available and preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed. The result is the recording of intangible assets of $7,726,356, noncontrolling interest of $9,434,984, and a reduction of $43,348 to net assets acquired, resulting in a preliminary adjustment to increase goodwill of $1,665,279. The Company recorded additional amortization expense of $757,923 relating to certain intangible assets acquired of which $211,153 and $486,176 have been restated for the three and six months ended March 31 and June 30, 2018, respectively. As a result of these changes, the Company is restating its condensed consolidated balance sheet and condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and June 30, 2018, as noted below. Subsequent to September 30, 2018, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 16 - Subsequent Events” for additional details.

The Company’s originally disclosed accounting policy, from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018 regarding investments in cryptocurrency stated that:

“Investments in cryptocurrency - Investments are comprised primarily of two types of cryptocurrency investments. The Company owns several cryptocurrencies, of which a majority is Bitcoin, which are actively traded on exchanges and are reported at fair value as determined by digital asset markets with realized gains and losses calculated on a trade date basis as the difference between the fair value and cost of cryptocurrencies transferred. Management believes that measuring cryptocurrencies at fair value, consistent with the accounting for trading investments in commodities and securities with changes in fair value recognized on both the balance sheet and profit and loss statements, best reflects the Company’s financial position and the economics and characteristics of its cryptocurrency investments. The Company recognizes the fair value changes in unrealized gains and losses on investment through the accompanying Statement of Operations. For the six-month period ended June 30, 2018, the Company had a consolidated balance of $2,200,449 in investments in cryptocurrencies. The Company believes that it would be able to liquidate a majority of its portfolio into cash within one to seven days, if needed. As of June 30, 2018, the Company’s holdings represent on average 1.3% of the daily volume of total trades on the specific exchanges where it would be able to convert its holdings to cash. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp. These exchanges, in the aggregate, account for approximately $168,000,000 in Bitcoin/U.S. dollars (“USD”) trades per day globally.

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

Investments – non-cryptocurrency – During the six months ended June 30, 2018, the Company invested $250,000 as part of a financing in accordance with a simple agreement for future equity (“SAFE”), representing 4% interest, at the time of the investment, in a private enterprise. The Company’s investment may take the form of equity in the future, relating to a potential equity financing or initial public offering and a token grant in the event of a successful ICO by the enterprise. The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for the investment using the cost method since the equity securities are not marketable and do not give the Company significant influence. The Company has determined that there is no impairment to date due to the recent nature of the investment and the early stage development of the platform and has included such asset as a level 3 investment.”

The Company’s updated accounting policy regarding investments in cryptocurrency transactions and remeasurement states that:

“Investments in cryptocurrency – Investments are comprised of several cryptocurrencies the Company owns, of which a majority is Bitcoin, that are actively traded on exchanges. The Company records its investments as indefinite lived intangible assets at cost less impairment and are reported as long-term assets in the condensed consolidated balance sheets. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp.

Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the condensed consolidated statement of operations and comprehensive income.

Investments – non-cryptocurrency – As of September 30, 2018, the Company has invested $667,818 as part of nine financings, including $500,000 during the nine months ended September 30, 2018. The investments include $417,818 invested in accordance with eight token pre-sale and simple agreement for future tokens (“SAFT”) agreements. The agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. In addition, the Company invested $250,000 as part of a financing in accordance with a simple agreement for future equity (“SAFE”) agreement, representing 4% interest, at the time of the investment, in a private enterprise. The Company’s SAFE investment may take the form of equity in the future, relating to a potential equity financing or initial public offering and a token grant in the event of a successful Initial Coin Offering (“ICO”) by the enterprise.

The Company has received tokens for $250,189 of its investments, at cost, which have been transferred to an active exchange and included in Investment in cryptocurrency, net in the condensed consolidated balance sheet, during the nine months ended September 30, 2018.

The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for its investments, non-cryptocurrency using the cost method since the investments are not marketable and do not give the Company significant influence. The Company has determined that there is no impairment for its token pre-sale or SAFT investments as of September 30, 2018 as a majority were entered into in the last twelve months and progress has been demonstrated toward tokenization.

During the third quarter of 2018, the Company determined that its SAFE investment is impaired as the enterprise changed its primary business model and requires additional financing to bring its products to market. Therefore, the Company has recorded an impairment loss of $250,000, representing the full value of its investment.”

The Company has determined that its previously issued financial statements should be restated on a prospective basis. Accordingly the Company is not amending and re-filing the financial statements included in its prior quarterly reports on Form 10-Q, nor in its Annual Report for the period from March 9, 2017 (“Inception”), through December 31, 2017. Management believes the errors are material when considering quantitative materiality. Management does not believe it is probable that the judgment of a reasonable person relying upon its prior filings would have been changed or influenced by the inclusion or correction of the item, nor is there a substantial likelihood that a reasonable person would consider it important.

The effect of the restatement on the Company’s condensed consolidated balance sheet as of September 30, 2017 is as follows:

	September 30, 2017
	As Previously Reported	Restatement Adjustment		As Restated

Investment in cryptocurrency, net	$900,110	$(900,110	)(1)	$-
Total current assets	3,582,863	(900,110	)(1)	2,682,753
Investment in cryptocurrency, net	-	(814,844	)(1)	814,844
Total assets	3,724,522	(85,266)		3,639,256
Accumulated deficit	(2,708,728)	(85,266)		(2,793,994)
Total stockholders’ equity	3,575,507	(85,266)		3,490,241
Total liabilities and stockholders’ equity	3,724,522	(85,266)		3,639,256

(1)	Includes reclassification of investments in cryptocurrency from current assets to long-term assets.

The effect of the restatement on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2017, are as follows:

	For the three months ended September 30, 2017
	As Previously Reported	Restatement Adjustment		As Restated

Net realized gain on investment in cryptocurrency	$481,692	$(481,692	)(1)	$-
Operating loss	(1,201,249)	(481,692	)(1)	(1,682,941)
Net change in unrealized appreciation (depreciation) on investment in cryptocurrency	(303,805)	303,805		-
Other income(expense):
Net realized gain on investment in cryptocurrency	-	481,692	(1)	481,692
Loss before provision for income taxes	(1,507,073)	303,805		(1,203,268)
Net loss	(1,507,073)	303,805		(1,203,268)
Net loss per common share - basic and diluted	(0.08)			(0.06)
Weighted average common shares outstanding - basic and diluted	18,565,062			18,565,062

	For the nine months ended September 30, 2017
	As Previously Reported	Restatement Adjustment		As Restated
Net realized gain on investment in cryptocurrency	$564,332	$(564,332	)(1)	$-
Operating loss	(2,791,175)	(564,332	)(1)	(3,355,507)
Net change in unrealized appreciation (depreciation) on investment in cryptocurrency	85,266	(85,266)		-
Other income(expense):
Net realized gain on investment in cryptocurrency	-	564,332	(1)	564,332
Loss before provision for income taxes	(2,707,928)	(85,266)		(2,793,194)
Net loss	(2,708,728)	(85,266)		(2,793,994)
Net loss per common share - basic and diluted	(0.18)			(0.18)
Weighted average common shares outstanding - basic and diluted	15,371,770			15,371,770

(1)	Restatement adjustment includes reclassification of net realized gain/(loss) on investment in cryptocurrency from revenue to other income(expense).

The effect of the restatement on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2017 are as follows:

	For the nine months ended September 30, 2017
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(2,708,728)	$(85,266)	$(2,793,994)
Net change in unrealized appreciation (depreciation) on investment in cryptocurrency	(85,266)	85,266	-
Noncash investing activities:
Cryptocurrency acquired in trade of cryptocurrency investments	$-	$2,716,018	$2,716,018

The effect of the restatement on the Company’s net loss, net loss attributable to The Crypto Company, comprehensive income and per-share amounts for the prior interim periods of 2018 are as follows:

	For the three months ended March 31, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net loss	$(3,521,747)	$1,587,709	$(211,153)	$(2,145,192)
Net loss attributable to The Crypto Company	(3,158,947)	1,587,709	(105,326)	(1,676,564)
Net loss per common share - basic and diluted	(0.15)			(0.08)
Weighted average common shares outstanding - basic and diluted	20,864,198	-		20,864,198

	For the three months ended June 30, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net loss	$(7,145,543)	$182,168	$(275,024)	$(7,238,399)
Net loss attributable to The Crypto Company	(7,272,309)	182,925	(137,237)	(7,226,621)
Net loss per common share - basic and diluted	(0.34)			(0.34)
Weighted average common shares outstanding - basic and diluted	21,131,457	-		21,131,457

	For the six months ended June 30, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net loss	$(10,667,291)	$1,769,877	$(486,176)	$(9,383,590)
Net loss attributable to The Crypto Company	(10,431,256)	1,770,634	(243,359)	(8,903,981)
Net loss per common share - basic and diluted	(0.50)			(0.42)
Weighted average common shares outstanding - basic and diluted	21,003,328	-		21,003,328

(1)	Reflects the restatement in connection with the accounting for investments in cryptocurrency as intangible assets with indefinite lives and record such investments in cryptocurrency at cost less impairment.
(2)	Reflects the restatement of the intangible asset amortization due to the completion of the preliminary valuation of the fair value of tangible and intangible assets acquired and related liabilities in connection with the acquisition of CoinTracking GmbH on January 26, 2018.

The effect of the restatement on the Company’s net loss, per-share amounts, and selected balance sheet amounts for the year ended December 31, 2017 are as follows:

	December 31, 2017
	As Previously Reported	Restatement Adjustment		Audited and Restated
Investment in cryptocurrency, net	$2,917,627	$(2,917,627)		$-
Total current assets	11,901,665	(2,917,627	)(1)	8,984,038
Investment in cryptocurrency, net	2,917,627	(1,785,742	)(1)	1,131,885
Total assets	11,971,485	(1,785,742)		10,185,743
Accumulated deficit	(7,767,559)	(1,785,742)		(9,553,301)
Total stockholders’ equity	11,273,076	(1,785,742)		9,487,334
Total liabilities and stockholders’ equity	11,971,485	(1,785,742)		10,185,743

(1)	Includes reclassification of investments in cryptocurrency from current assets to long-term assets.

	December 31, 2017
	As Previously Reported	Restatement Adjustment	Audited and Restated
Net loss	$(7,767,559)	$(1,785,742)	$(9,553,301)
Net loss per common share - basic and diluted	(0.46)		(0.57)
Weighted average common shares outstanding - basic and diluted	16,746,792	-	16,746,792
Accumulated deficit	(7,767,559)	(1,785,742)	(9,553,301)
Total stockholders’ equity	11,273,076	(1,785,742)	9,487,334

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The included condensed consolidated balance sheet as of December 31, 2017, was derived from audited financial statements (as restated) and the accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and September 30, 2017 (as restated) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report for the period from March 9, 2017 (“Inception”), through December 31, 2017.

Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Crypto Sub, CT, and Malibu Blockchain, as well as its 50.1% ownership of CoinTracking GmbH. All significant intercompany accounts and transactions are eliminated in consolidation. Subsequent to September 30, 2018, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 16 - Subsequent Events” for additional details.

Liquidity and Going Concern - The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with US GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of September 30, 2018, the Company had cash of $387,287, a decline of $8,562,957 from the December 31, 2017 balance of $8,950,244. This decline is due, in part, to the acquisition of CoinTracking GmbH in January 2018, which included $3,189,303 of cash consideration, net of acquired cash. The Company’s working capital was ($1,582,593) as of September 30, 2018, which includes a contract liability of $2,122,316, representing advanced payments from customers for subscription service, which is initially deferred and recognized on a straight-line method over the terms of the applicable subscription period. Management does not anticipate settling this liability in cash. After June 30, 2018, the Company liquidated the majority of tradeable cryptocurrency held in its cryptocurrency investment segment, which had a balance of $1,007,753 at June 30, 2018, to help fund its operations. As of September 30, 2018, the accumulated deficit amounted to $20,656,840. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful or that the Company will achieve its projected level of revenue in 2019 and beyond. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of estimates - The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, allocation of revenue on software subscriptions, valuation of goodwill from business acquisitions, valuation and recoverability of investments, valuation allowances of deferred taxes, and share-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

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

Investments in cryptocurrency - Investments are comprised of several cryptocurrencies the Company owns, of which a majority is Bitcoin, that are actively traded on exchanges. The Company records its investments as indefinite lived intangible assets at cost less impairment and are reported as long-term assets in the condensed consolidated balance sheets. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp.

Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the condensed consolidated statement of operations and comprehensive income.

The following table presents additional information about investments in cryptocurrency, as of September 30, 2018:

September 30, 2018
Balance at January 1, 2018	$964,067
Acquisition of CoinTracking GmbH	1,115,345
Purchases of cryptocurrency	5,267,025
Net realized gains on investments in cryptocurrency	1,303,433
Customer payments in cryptocurrency	1,102,723
Transfer from investments, non-cryptocurrency	255,763
Sales of cryptocurrency	(7,490,278)
Expenditures of cryptocurrency	(280,377)
Impairment of cryptocurrency	(1,869,241)
Foreign currency impact	(20,812)
Balance at September 30, 2018	$347,648

The following table summarizes the historical cost of cryptocurrencies, held as of September 30, 2018:

Bitcoin	$263,562
Ethereum	31,750
Celsius	25,163
Litecoin	10,111
Bitcoin Cash	7,230
Rightmesh	6,200
Tezos	5,574
Dash	3,194
Monero	1,135
DigiByte	901
Ethereum Classic	841
Dogecoin	614
Zcash	582
Lisk	513
Bitcoin Private	507
Stratis	421
Steem	332
Syscoin	302
NEM	274
Vertcoin	259
Decred	255
Other Cryptocurrencies	695
$347,648

Investments – non-cryptocurrency – As of September 30, 2018, the Company has invested $667,818 as part of nine financings, including $500,000 during the nine months ended September 30, 2018. The investments include $417,818 invested in accordance with eight token pre-sale and simple agreement for future tokens (“SAFT”) agreements. The agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. In addition, the Company invested $250,000 as part of a financing in accordance with a simple agreement for future equity (“SAFE”) agreement, representing 4% interest, at the time of the investment, in a private enterprise. The Company’s SAFE investment may take the form of equity in the future, relating to a potential equity financing or initial public offering and a token grant in the event of a successful Initial Coin Offering (“ICO”) by the enterprise.

The Company has received tokens for $255,763 of its investments, at cost, which have been transferred to an active exchange and included in Investment in cryptocurrency, net in the condensed consolidated balance sheet, during the nine months ended September 30, 2018.

The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for its investments, non-cryptocurrency using the cost method since the investments are not marketable and do not give the Company significant influence. The Company has determined that there is no impairment of its token pre-sale or SAFT investments as of September 30, 2018 as a majority were entered into in the last twelve months and progress has been demonstrated toward tokenization.

During the third quarter of 2018, the Company determined that its SAFE investment is impaired as the enterprise changed its primary business model and requires additional financing to bring its products to market. Therefore, the Company has recorded an impairment loss of $250,000, representing the full value of its investment.

Equipment - Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life ranging from three to five years. Normal repairs and maintenance are expensed as incurred. Expenditures that materially adapt, improve, or alter the nature of the underlying assets are capitalized. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to income.

Impairment of long-lived assets - The Company analyzes its long-lived assets, including indefinite lived intangible assets which include investments in cryptocurrency (see Investments in Cryptocurrency) and intangible assets acquired in connection with the acquisition of CoinTracking GmbH, for potential impairment. Subsequent to September 30, 2018, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 16 - Subsequent Events” for additional details. Impairment losses are recorded on long-lived assets when indicators of impairment are present, and for intangible assets acquired in connection with acquisitions, the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. In such cases, the carrying values of assets to be held and used are adjusted to their estimated fair value, less estimated selling expenses. For the nine-month period ended September 30, 2018, the Company recognized impairment losses of $1,869,241 on its indefinite lived intangible assets. There was no impairment in the period from Inception to September 30, 2017.

Business combination - The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values with the residual of the purchase price recorded as goodwill. The results of operations of acquired businesses are included in our operating results from the dates of acquisition.

Goodwill and indefinite lived intangible assets - The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually on December 31, and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Intangible assets with finite lives are amortized over their useful lives.

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit.

Based on its analysis, the Company’s management believes that no impairment of the carrying value of its goodwill existed at September 30, 2018. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue which could result in impairment of goodwill in the future.

Based on its analysis of its indefinite lived intangible assets, which are valued using a discounted cash flow model, the Company’s management believes there is no impairment of the carrying value of its indefinite lived intangible assets as of September 30, 2018. There can be no assurance however, that market conditions will not change or demand for the Company’s products and services will continue which could result in impairment in the future.

In addition, we capitalized certain costs incurred with developing our CT SaaS platform in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased, or Marketed once technological feasibility has been established. Capitalized software costs primarily include (i) external direct costs of services utilized in software development and (ii) compensation and related benefits for employees who are directly associated with software development. We amortized our capitalized software costs over a five-year period, reflecting the estimated useful lives of the assets.

Foreign Currency Translation - Results of foreign operations are translated into USD using average rates prevailing throughout the period, while assets and liabilities are translated in USD at period end foreign exchange rates. Transactions gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the consolidated statements of operations, within other income, in the year in which the change occurs. The Company’s functional currency is USD while the functional currency for CoinTracking GmbH is in euros.

Income taxes - Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. For the nine-month period ended September 30, 2018, the income tax payable of $800 reflects the minimum franchise tax for the State of California.

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

As of September 30, 2018, we are subject to taxation in the U.S., as well as state and German taxes. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany. Subsequent to September 30, 2018, we sold our entire equity ownership stake in CoinTracking GmbH. See “Note 16 - Subsequent Events” for additional details.

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

Revenue recognition – The Company had two streams of principal revenue segments as of September 30, 2018, software subscription and cryptocurrency investments. The cryptocurrency investment segment primarily consisted of amounts earned through trading activities of cryptocurrencies. The Company recorded its investments in cryptocurrency as indefinite lived intangible assets, at cost less impairment, and are reported as long-term assets in the condensed consolidated balance sheets. Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the condensed consolidated statements of operations and comprehensive income. As of September 30, 2018, the Company liquidated substantially all of the tradeable cryptocurrency held by its cryptocurrency investment segment, although the Company continues to hold a small amount of tradeable cryptocurrency and is invested in non-tradeable cryptocurrency in the form of token pre-sale and simple agreement for tokens agreements investments.

The Company also generated subscription revenues through its majority-owned subsidiary CoinTracking GmbH and generates minimal amounts of consulting revenue. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective transition method for contracts as of the date of initial application. There is no cumulative impact to the Company’s retained earnings at January 1, 2018. See “Note 6 – Subscription Revenue Recognition” for additional information on the impact to the Company.

Share-based compensation - In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options.

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

The Company accounts for its share-based compensation using the Black-Scholes model to estimate the fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company’s common stock price, (ii) expected life of the award, which for options is the period of time over which employees and non-employees are expected to hold their options prior to exercise, and (iii) risk-free interest rate.

Net loss per common share - The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three- and nine-month periods ended September 30, 2018, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense - Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $48,460 and $333,969 of marketing expenses for the three and nine months ended September 30, 2018, respectively, compared to $21,968 and $35,468 for the three months ended September 30, 2017 and for the period from Inception through September 30, 2017, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in this ASU clarify certain aspects of the guidance related to: reporting comprehensive income, debt modification and extinguishment, income taxes related to stock compensation, income taxes related to business combinations, derivatives and hedging, fair value measurements, brokers and dealers liabilities, and plan accounting. This new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of ASU No. 2018-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, add, and modify certain disclosures. The ASU removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation process for Level 3 fair value measurements; and (4) certain other requirements for nonpublic entities. The ASU adds the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, disclosure of other quantitative information may be more appropriate if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU modifies disclosure requirements in Topic 820 relating to timing of liquidation of an investee’s assets, the disclosure of the date when restrictions from redemption might lapse, the intention of the measurement uncertainty disclosure, and certain other requirements for nonpublic entities. This new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software). The amendments in this ASU require an entity (customer) in a hosting arrangement that is a service to (1) determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense; (2) expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (3) apply the existing impairment guidance to the capitalized implementation costs as if the costs were long-lived assets; (4) present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting arrangements; and (5) present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. This new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. Management currently does not plan to early adopt this guidance. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is evaluating the effect that ASU No. 2018-07 will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued No. ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Rounds and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments also require entities to recognize the effect of the down round feature on EPS when it is triggered. ASU 2017-11 should be adopted retrospectively or as a cumulative-effect adjustment as of the date of adoption, only to financial instruments outstanding as of the initial application date. ASU 2017-11 will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The adoption of ASU No. 2017-11 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard becomes effective for us on January 1, 2019. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach. Adoption of ASU No. 2016-02 is not expected to have a significant impact on our consolidated financial statements and related disclosures.

NOTE 5 - ACQUISITION

On January 26, 2018, CT, a wholly-owned subsidiary of the Company, acquired 50.1% of the equity interest in CoinTracking GmbH, for (i) $4,736,400 in cash and (ii) 473,640 shares of common stock of the Company at $10 per share for a total purchase price valued at $9,472,800. On the acquisition date, the fair market value of $10 per share for the Company’s common stock was determined using a trading range from November 2017, discounted further due to lack of marketability. The Company used this approach due to the lack of trading volume since (i) the stock trading was suspended by the SEC in December 2017 and was moved to OTC Grey market by the OTC Markets Group, Inc. on January 3, 2018, (ii) stock sales to accredited investors on December 12, 2017, at $7 per share, and (iii) a valuation performed as of March 31, 2018. The equity purchase agreement between the Company and CoinTracking GmbH included a purchase price adjustment pursuant to which the consideration would increase if the share price of the Company’s common stock closed below $10 per share on July 2, 2018. No adjustment was required. CoinTracking GmbH provides its customers with the ability to view and monitor their own cryptocurrency portfolios as well as tax calculation and reporting services. Customers may not make trades through the CoinTracking GmbH platform. The purpose of the acquisition was to increase the Company’s presence in the digital asset industry and build strategic alliances.

The consolidated financial statements were prepared using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations, and have been included in the Company’s consolidated results as of the acquisition date with the Company considered as the accounting acquirer and CoinTracking GmbH as the accounting acquiree.

Accordingly, consideration paid by the Company to complete the acquisition was allocated to the identifiable assets and liabilities of CoinTracking GmbH based on estimated fair values as of the closing date. We made a preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed based on the information available and preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed. Acquisition-related costs were expensed as incurred and were not considered to be significant. We expect to complete the final purchase price allocation related to this acquisition and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Subsequent to September 30, 2018 and the 2018 fiscal year end, we sold our entire equity ownership stake in CoinTracking GmbH. See “Note 16 - Subsequent Events” for additional details. Therefore, the valuation of certain assets and liabilities in the CoinTracking GmbH acquisition is preliminary and subject to change.

The table below summarizes the fair values of the assets acquired and liabilities assumed, translated from euros to USD, at the date of acquisition:

CoinTracking GmbH
Cash and cash equivalents	$1,547,097
Investment in cryptocurrency	1,115,345
Loan receivable – related party	194,380
Other current assets	296,273
Goodwill	11,990,910
Intangible assets	7,726,356
Other assets	14,633
Total assets	$22,884,994

Current liabilities	$360,486
Contract liabilities, short term	2,686,858
Contract liabilities, long term	929,866
Noncontrolling interest	9,434,984
Total liabilities	13,412,194
Net assets acquired	$9,472,800

The purchase price was based on the expected financial performance of CoinTracking GmbH and not on the value of the net identifiable assets at the time of acquisition. This resulted in a significant portion of the purchase price being attributed to goodwill. As a result, the Company recognized $11,990,910 of goodwill on the date of acquisition.

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

For the three and nine months ended September 30, 2018:

	Three-months	Nine Months
Revenue	$1,227,971	$2,686,465
Net loss	(1,910,215)	(11,001,482)
Basic and diluted loss per share:
Basic and diluted	$(0.09)	$(0.52)

Subsequent to September 30, 2018 and the 2018 fiscal year end, we sold our entire equity ownership stake in CoinTracking GmbH. See “Note 16 - Subsequent Events” for additional details.

NOTE 6 – SUBSCRIPTION REVENUE RECOGNITION

CoinTracking GmbH accounts for a contract when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue was recognized when control of the promised services was transferred to the Company’s customers over time, and in an amount that reflects the consideration the Company was contractually due in exchange for those services. Most of the Company’s contracts with customers were single, or had few distinct performance obligations, and the transaction price was allocated to each performance obligation using the stand-alone selling price.

CoinTracking GmbH’s revenue is primarily derived directly from users in the form of subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by PayPal or cryptocurrencies, subject to certain conditions identified in our terms and conditions. Revenue is initially deferred and recognized using the straight-line method over the term of the applicable subscription period, which primarily range from annual to perpetual.

Transaction Price

The objective of determining the transaction price was to estimate the amount of consideration the Company was due in exchange for services, including amounts that are variable. CoinTracking GmbH has a standalone sales price for its subscription service, which varies based on length of subscription. Further, the Company excluded from the measurement of transaction price all taxes assessed by governmental authorities that were both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts were not included as a component of revenue or cost of revenue.

Estimates of certain revenue

Revenue collected in advance for subscriptions ranging from annual to perpetual packages were deferred and recognized as revenue on a straight-line basis over the terms of the applicable subscription period or performance obligation period. For “lifetime” revenue packages, where the customer had access to the website for an unlimited length of time, the Company elected to recognize revenue on a straight-line basis over three years. We believe that based on the short history of customer data, customer relationship period, and number of available alternative providers, and anticipation of future changes to the blockchain industry, a measure of three years of performance obligation to customers was appropriate.

Net Revenue and Charge-back Reserves

CoinTracking GmbH does not maintain an allowance for doubtful accounts because the customer prepays for subscription in advance before access is provided to CoinTracking GmbH’s website. The Company maintained a reserve for potential credits issued to consumers or other revenue adjustments. In addition, as of September 30, 2018, PayPal withheld $36,583 for potential credits issued to customers, which is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

Contract Liabilities

Contract liabilities were recorded when payments were received or due in advance of performing CoinTracking GmbH’s service obligations and was recognized over the service period, which primarily related to prepayments of subscription revenue. At the acquisition date of January 26, 2018, CoinTracking GmbH’s total contract liabilities were $3,616,724, and we recognized revenue of $2,570,795 for the nine months ended September 30, 2018. As of September 30, 2018, $2,122,316 of current contract liabilities were recorded and $1,173,531of long-term contract liabilities were recorded. As of December 31, 2017, we did not have consolidated contract liabilities.

Assets Recognized from the Costs to Obtain a Contract with a Customer

CoinTracking GmbH has determined that certain costs associated with affiliate payments paid to customers pursuant to certain sales incentive programs, meet the requirements to be capitalized as a cost of obtaining a contract. Affiliates are paid in Bitcoins and expense is amortized over the applicable subscription period.

During the three and nine months ended September 30, 2018, the Company recognized expense of $87,520 and $150,274, respectively, related to the amortization of affiliate payments. The aggregate contract asset balance at September 30, 2018 was $146,071.

Subsequent to September 30, 2018 and the 2018 fiscal year end, we sold our entire equity ownership stake in CoinTracking GmbH. See “Note 16 - Subsequent Events” for additional details.

NOTE 7 - SEGMENT INFORMATION

The Company organized its operations into two segments: a software subscription segment and a cryptocurrency investment segment.

The software subscription segment primarily consisted of amounts earned through subscriptions to the CoinTracking GmbH website. Among other features, the CoinTracking GmbH website offers subscriptions, ranging from annual to perpetual, that allow individuals and entities to record exactly when and where they acquired virtual currencies of any variety, as well as their acquisition prices. Operating expense related to this segment was technology infrastructure and general administrative costs primarily incurred in Germany. Subsequent to September 30, 2018, we sold to Kachel Holding GmbH our entire equity ownership stake in CoinTracking GmbH, consisting of 12,525 shares representing 50.1% of the outstanding equity interests in CoinTracking GmbH. See “Note 16 - Subsequent Events” for additional details.

The cryptocurrency investment segment primarily consisted of amounts earned, if any, through proprietary trading activities of cryptocurrencies, and costs were operating expenses that consists of general and administrative costs in North America. The Company did not trade or manage other individuals’ or entities’ funds and has no current plans to do so. As of September 30, 2018, the Company liquidated substantially all of the tradeable cryptocurrency held in this segment, although the Company continues to hold a small amount of tradeable cryptocurrency and is invested in non-tradeable cryptocurrency in the form of token pre-sale and SAFT investments.

There are no intercompany internal revenue transactions between our reportable segments. These segments reflected the way our chief operating decision maker evaluated the Company’s business performance and managed its operations.

The following table summarizes the Company’s operating income by segment for the three months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018
	Cryptocurrency Investment	Software Subscription	Total
Revenue, net	$-	$1,227,971	$1,227,971
Costs and expenses	(1,929,000)	(647,371)	(2,576,371)
Operating income/(loss)	$(1,929,000)	$580,600	$(1,348,400)

	Three months ended September 30, 2017
	Cryptocurrency Investment	Software Subscription	Total
Revenue, net	$6,000	$-	$6,000
Costs and expenses	(1,688,941)	-	(1,688,941)
Operating income/(loss)	$(1,682,941)	$-	$(1,682,941)

The following table summarizes the Company’s operating income by segment for the nine months ended September 30, 2018:

	Nine months ended September 30, 2018
	Cryptocurrency Investment	Software Subscription	Total
Revenue, net	$-	$2,570,795	$2,570,795
Costs and expenses	(10,741,907)	(2,415,537)	(12,833,641)
Operating income/(loss)	$(10,741,907)	$(155,258)	$(10,586,649)

The following table summarizes the Company’s operating income by segment for the period from Inception to September 30, 2017:

	Period from Inception to September 30, 2017
	Cryptocurrency Investment	Software Subscription		Total
Revenue, net	$6,000		$-	$6,000
Costs and expenses	(3,361,507)		-	(3,361,507)
Operating income/(loss)	$(3,355,507)	$		$(3,355,507)

NOTE 8 – INVESTMENTS, NON-CRYPTOCURRENCY

The Company invested $362,055 in non-tradeable token pre-sale and SAFT agreements. In addition, the Company invested $250,000 as part of a financing in accordance with a SAFE investment in a private enterprise. These investments are included as Level 3 investments as there was no active market as of September 30, 2018.

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent and verifiable. Non-cryptocurrency investments are carried at cost which approximates fair value at September 30, 2018. The Company considers the length of its investments, of which a majority were made during the current year, as well as its comprehensive investment process which includes reviews of white papers, preparation of either short or long forms analysis that is reviewed by the Company’s internal investment committee, among other factors in determining fair value. At the time that the investments are tokenized and available on active market exchanges, the investments will be reclassified to investments in cryptocurrency

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the nine months ended September 30, 2018:

Level 3
Cryptocurrency

Balance at December 31, 2017	$167,818
Transfers to investments in cryptocurrency	(255,763)
Purchases, sales, issuances, and settlement, net	500,000
Impairment	(250,000)
Balance, September 30, 2018	$162,055

NOTE 9 - EQUIPMENT

Equipment consists of the following:

	September 30, 2018	December 31, 2017
Computer equipment	$114,834	$69,241
Furniture equipment	14,542	3,754
	129,376	72,995
Less accumulated depreciation	(26,730)	(4,675)
	$102,646	$68,320

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company’s goodwill balance is the result of the acquisition of CoinTracking GmbH in the current year (see footnote 5). Intangible assets include software development costs, related to the CoinTracking GMBH SaaS platform.

The carrying amount of goodwill for the nine months ended September 30, 2018 was as follows:

September 30, 2018
Balance at December 31, 2017	$-
Acquisitions	11,990,910
Foreign translation impact	(790,456)
$11,200,454

The Company evaluates the recoverability of goodwill annually as of December 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill as of September 30, 2018.

The carrying amounts of intangible assets for the nine months ended September 30, 2018 were as follows:

	Estimated Useful Life	Gross Carry Amount	Accumulated Amortization	Balance as of September 30, 2018
Trade name	-	$1,821,785	-	$1,821,785

Software	5 Years	4,322,158	(590,230)	3,731,928
Customer base	5 Years	1,072,755	(146,494)	926,261
Capitalized software	5 Years	129,669	(14,407)	115,262
		$7,346,367	$(751,131)	$6,595,236

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. Amortization expense related to intangible assets was $772,745 and $241,767 for the three and nine months ended September 30, 2018, respectively. There was not any amortization expense related to intangible assets in the respective prior year periods.

Amortization expense for intangible assets is included in general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of September 30, 2018:

Year ending December 31,	Future Amortization
2018 (remaining)	$275,149
2019	1.100,594
2020	1,100,594
2021	1,100,594
2022	1,100,594
Thereafter	95,926
$4,773,451

NOTE 11 – WARRANTS FOR COMMON STOCK

As of September 30, 2018, outstanding warrants to purchase shares of the Company’s common stock were as follows:

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

NOTE 12 - SUMMARY OF STOCK OPTIONS

On July 21, 2017, the Company’s board of directors adopted The Crypto Company 2017 Equity Incentive Plan (the “Plan”), which was approved by its stockholders on August 24, 2017. The Plan is administered by the board of directors (the “Administrator”). Under the Plan, the Company may grant equity awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options) and restricted stock awards. Awards may be granted to officers, employees, non-employee directors (as defined in the Plan) and other key persons (including consultants and prospective employees). The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Options granted generally vest over eighteen to thirty-six months. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code.

During the nine months ended September 30, 2018, the Company issued an additional 450,000 stock options to members of our board of directors, 1,957,062 stock options to employees, and 400,000 stock options to non-employees.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of the nine-month period ended September 30, 2018, there are outstanding stock option awards issued from the Plan covering a total of 2,144,492 shares of the Company’s common stock and there remain reserved for future awards 2,855,508 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value

Options outstanding, at December 31, 2017	644,531	$2.32
Options granted	2,807,062	$7.37
Options cancelled	(1,265,672)	$7.00
Options exercised	(41,429)	$2.09
Options outstanding, at September 30, 2018	2,144,492	$6.03	9.42	$88,384,029
Exercisable	914,847	$6.04	9.66	$37,863,445
Vested and exercisable and expected to vest, end of period	2,144,492	$6.03	9.42	$88,384,029

The Company recognized $512,648, and $4,562,089 of compensation expense related to stock options for the three and nine months ended September 30, 2018, respectively.

The total intrinsic value for options exercised, determined using the market price of our common stock on the date of exercise, was $0 and $203,282 during the three and nine months ended September 30, 2018, respectively.

During the nine-month period ended September 30, 2018 and the period from Inception through September 30, 2017 the Company had not granted any restricted stock awards.

As of September 30, 2018, approximately $1,400,000 of total unrecognized compensation costs related to stock options issued to employees is expected to be recognized over a weighted average period of approximately 1.10 years.

The determination of the fair value of share-based compensation awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of complex and subjective assumptions, including stock price, volatility, expected life of the equity award, forfeitures rates if any, risk-free interest rates and expected dividends. Volatility is based on the historical volatility of comparable companies measured over the most recent period, generally commensurate with the expected life of the Company’s stock options, adjusted for future expectations given the Company’s limited historical share price data.

The risk-free rate is based on implied yields in effect at the time of the grant on U.S. Treasury zero-coupon bonds with remaining terms equal to the expected term of the stock options. The expected dividend is based on the Company’s history and expectation of dividend payouts. Forfeitures are recognized when they occur.

The range of assumptions used for the nine-month period ended September 30, 2018 are as follows:

September 30, 2018
Ranges
Volatility	36 - 75%
Expected dividends	0%
Expected term (in years)	5.00 - 10 years
Risk-free rate	1.91 – 3.05%

Stock options issued to nonemployees are revalued at each vesting tranche and/or reporting date in accordance with ASC 505.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO, is the Co- Managing Director of Full Stack Finance. The Company paid a total of $87,150 and $454,199 in fees to Full Stack Finance during the three-month and nine-month period ended September 30, 2018, respectively, and as of September 30, 2018, there was a balance of $142,854 due to Full Stack Finance, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

The Company has a loan receivable from an officer of CoinTracking GmbH as of September 30, 2018 totaling $176,489. The loan is due upon demand and it bears interest at 2%. During the quarter ended September 30, 2018 and the period from Inception to September 30, 2017 interest income accrued for this loan was $2,400 and $0, respectively, which is included in other income/(expense) on the accompanying condensed consolidated statements of operations. In addition, the company has a shareholder receivable of $939,155 from this officer of CoinTracking GmbH, representing the sale of a majority of the Company’s investment in cryptocurrency in its software subscription segment in accordance with a shareholder resolution entered into on September 21, 2018. Subsequent to September 30, 2018, the Company received this amount from the officer of CoinTracking GmbH on October 2, 2018.

On April 3, 2018, CT entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, pursuant to which CoinTracking GmbH may provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to CT, to be advanced to CT in one or more tranches, at such times and in such amounts as may be requested by CT from time to time, on or before the tenth anniversary of the Loan Agreement. The Company is deemed obligor of CT’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan will accrue at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and will be payable quarterly. During the three months ended September 30, 2018, pursuant to the Loan Agreement, CoinTracking GmbH advanced $1,500,000 to CT in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively, which is still outstanding as of September 30, 2018. The CoinTracking Note will mature on the second anniversary thereof. CT and CoinTracking GmbH are consolidated entities, as such, the loan and advances are intercompany transactions and are eliminated in consolidation. Subsequent to September 30, 2018, the Company sold its entire equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sale proceeds was applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. See “Note 16 - Subsequent Events” for additional details.

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer and director of the Company resigned from all of his then-current roles with the Company. Mr. Poutre remained a consultant to the Company until subsequent to September 30, 2018, when he ceased to be a consultant in November 2018. In connection with Mr. Poutre’s resignation, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018 and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period. The Separation and Consulting Agreement provides that the Company pays Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre served as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches, though the Company may terminate his services for any reason. As of September 30, 2018, $90,000 remained unpaid, included in accounts payable and accrued expenses on the Company’s condensed consolidated balance sheet. The Separation and Consulting Agreement contains other standard provisions contained in agreements of this nature including non-disparagement and a general release of any and all claims.

NOTE 14 - BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the basic and diluted loss per share computations:

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Numerator for basic and diluted income per share:
Net loss attributable to the Company	$(7,331,622)	$(16,235,817)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	21,172,782	21,060,434
Common stock equivalents	-	-
Weighted average shares (diluted)	21,172,782	21,060,434

Basic and diluted income (loss) per share:
Basic and diluted	$(0.35)	$(0.77)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Subsequent to September 30, 2018, on November 1, 2018, the Company relocated its corporate office and entered into a month-to-month office agreement with Regus Management Group, LLC for $344 per month. Facility rent expense was $27,813 and $94,111 for the three and nine months ended September 30, 2018, respectively, and $18,000 for the three months ended September 30, 2018 and $27,000for the period from Inception to September 30, 2017 respectively.

Legal Contingencies – As previously disclosed, we received a subpoena on May 15, 2018, from the SEC’s Division of Enforcement in connection with a formal investigation it is conducting involving us as well as other unrelated public issuers who are holders of or provide services related to digital assets. The subpoena requested that we produce certain documents to the SEC’s Division of Enforcement by May 30, 2018. We are unable to predict how long the SEC’s investigation will continue or whether, at the conclusion of its investigation, the SEC will seek to impose fines or file an enforcement action against us. Additionally, the Company may from time to time become subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

Indemnities and guarantees - During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers and directors, under which the Company may be required to indemnify such persons for liabilities arising out of their respective relationships. In connection with its facility lease, the Company has indemnified the lessor for certain claims arising from the use of the facility. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

Note 16 - SUBSEQUENT EVENTS

On October 10, 2018, the Company issued to two accredited investors 40,000 shares of common stock of the Company at a price of $5.00 per share, for net aggregate proceeds of $200,000.

On December 28, 2018, CT entered into an agreement on the purchase and assignment of shares, agreements on a purchase price of loan agreement and a compensation agreement, pursuant to the laws of the Republic of Germany, with Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and CoinTracking GmbH pursuant to which, on January 2, 2019, CT sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the outstanding equity interests in CoinTracking GmbH and CT’s entire equity ownership stake in CoinTracking GmbH, to Kachel Holding in exchange for $2,200,000, of which (i) $1,000,000 was paid in cash to CT and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH to CT under the CoinTracking Note.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the period from March 9, 2017 (“Inception”) through December 31, 2017, as filed on April 2, 2018 with the U.S. Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 14, 2018, as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on April 4, 2019 (“2017 Annual Report”). In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC, including Part I, Item 1A. “Risk Factors” of the 2017 Annual Report.

Overview of Our Business

In the discussion below, when we use the terms the “Company”, “we”, “us” and “our”, we refer to The Crypto Company, a Nevada corporation, and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation; CoinTracking, LLC, a Nevada limited liability company (“CT”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CT’s former majority-owned subsidiary, CoinTracking GmbH, which was sold subsequent to September 30, 2018 as discussed below in “Recent Events”.

Recent Events

On January 2, 2019, CT sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the outstanding equity interests in CoinTracking GmbH and CT’s entire equity ownership stake in CoinTracking GmbH, to Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany, in exchange for $2,200,000, of which (i) $1,000,000 was paid in cash to CT and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH to CT.

We are engaged in the business of building technological infrastructure. We are also engaged in the business of building strategic alliances to assist third parties in the exchange of value in the digital asset market, solely by providing such third parties with tools, computer software/programming and educational material that may prove useful to them as they independently invest in, trade and manage their own digital assets. We also seek to build strategic alliances with other companies and from time to time may seek strategic acquisitions of entities or technologies that we believe may aid our development of proprietary products and tools designed to help third parties to independently invest in, trade and manage their own digital assets.

Business Segments

The Company had two business segments as of September 30, 2018:

The cryptocurrency investment segment primarily consisted of amounts earned through trading activities of cryptocurrencies. The Company recorded its investments in cryptocurrency as indefinite lived intangible assets, at cost less impairment, and are reported as long-term assets in the condensed consolidated balance sheets. Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the condensed consolidated statement of operations and comprehensive income. As of September 30, 2018, the Company liquidated substantially all of the tradeable cryptocurrency held in this segment, although the Company continues to hold a small amount of tradeable cryptocurrency and is invested in non-tradeable cryptocurrency in the form of token pre-sale and simple agreement for tokens agreements investments.

The Company also generated software subscription revenues through CoinTracking GmbH and generates minimal amounts of consulting revenue. The software subscription segment consisted primarily of amounts earned through subscriptions to the CoinTracking GmbH website. Operating expenses related to this segment consisted primarily of technology infrastructure and general administrative costs primarily incurred in Germany.

CoinTracking GmbH Platform

Prior to our divestiture on January 2, 2019 of our entire equity ownership stake in CoinTracking GmbH, we were the majority owner of CoinTracking GmbH. CoinTracking GmbH, operates a Software as a Service (“SaaS”) platform for cryptocurrency (“coin” or “cryptocurrency”) tracking. Subscribers pay in advance for the services, primarily by PayPal or cryptocurrencies, and the subscription periods range from annual to perpetual. The CoinTracking GmbH platform allows individuals and entities to record exactly when and where they acquired coins of any variety, as well as the acquisition prices for those coins. The platform also assists subscribers in determining the current trading price for a variety of coins on various third-party exchanges, such as Bittrex, Kraken and Coinbase, and has a number of other features designed to make the CoinTracking GmbH platform a valuable landing portal for holders of cryptocurrencies. Key features include those designed to allow users to see a current and historical “dashboard” view of their coin-based holdings and activities and to assist users in accounting for gains and losses without having to go to many other websites on a piecemeal basis or requiring use of a calculator and electronic spreadsheet.

Technology

We are developing proprietary technology and source code to create products and services that will assist third parties by providing them with the tools, computer programming and training to independently trade and manage their own digital assets, including trading management and auditing software, tools and processes to assist in the operations of companies, from start-up businesses to well-established companies. We do not provide, and do not intend to provide, any functionality that allows a subscriber to make any form of cryptocurrency trade. A subscriber must go to an unrelated third-party website or exchange in order to enter into a virtual currency purchase or sale transaction. We may consider using our technology or license technology from third parties to build additional units around our existing platform, or we may consider selling or licensing our technology to third-party institutions for a fee.

We are currently beta testing possible software solution related indices. The indices are algorithmic in that they are designed with rule sets that can be programmatically (not manually curated) based on pricing and supply information available from exchanges and other websites in what we believe to be a more user-friendly format.

Strategic Acquisitions

In furtherance of our development of the technology and source code necessary to create products and services to assist third parties to independently invest in, trade and manage their own digital assets and to build strategic alliances to better supply services that may facilitate the exchange of value in the digital asset marketplace, we may seek from time to time strategic acquisitions of majority and minority equity interests in entities and technology that demonstrate (i) established, protectable and scalable revenues; (ii) substantial market share; (iii) established brand equity and customer loyalty; (iv) proprietary technology with competitive advantages; (v) quality personnel; and (vi) strategic access to international markets.

Results of Operations

Comparison of the three months ended September 30, 2018 and the three months ended September 30, 2017

Revenue

Cryptocurrency Investment Segment

For the three months ended September 30, 2018, our cryptocurrency investment segment did not generate any revenues.

Software Subscription Segment

We recorded software subscription revenue of $1,227,971 for the three months ended September 30, 2018, from the acquired CoinTracking GmbH business. This segment had no revenues for the three months ended September 30, 2017 as the segment was not acquired until January 26, 2018.

CoinTracking GmbH has a standalone sales price for its subscription service. Subscription services collected in advance, which are initially deferred and recognized as revenue on a straight-line method over the terms of the applicable subscription period, are fixed in the quantity of cryptocurrency received. Subscription services recorded as deferred revenue upon sign-up are recognized based on the current market value of the cryptocurrency on the date received. Therefore, the amount we recognized as revenue fluctuated based on the fluctuation in cryptocurrency market values. Bitcoin represented over 90% of our cryptocurrency receipts under the software subscription segment.

General and administrative expenses and share based compensation

Cryptocurrency Investment Segment

For the three months ended September 30, 2018, our general and administrative expenses were $1,343,645 in this segment, compared to $972,434 for the three months ended September 30, 2017. General and administrative expenses consist primarily of costs relating to professional fees, payroll and payroll-related expenses and depreciation and amortization expenses.

Professional services included in general and administrative expenses consisted primarily of contracting fees, consulting fees, accounting fees, and legal costs. The increase for 2018 reflects increased costs associated with being a public company, in particular outside legal and accounting costs.

Share-based compensation was $512,648 for the three months ended September 30, 2018, compared to $716,507 for the three months ended September 30, 2017. Share-based compensation decreased due to a decline in the value of the Company’s common stock, resulting in an adjustment to offset a portion of the previously recorded share-based compensation for non-employees, which are remeasured quarterly. In addition, stock compensation decreased due to the cancellation of 1,265,672 stock options during the three months ended September 30, 2018.

Software Subscription Segment

For the three months ended September 30, 2018, we incurred $519,463 in general and administrative expenses in this segment, which primarily consisted of costs relating to professional fees, marketing costs, affiliate payments paid to customers, payroll and payroll-related expenses and depreciation and amortization expense from the acquired CoinTracking GmbH business. Depreciation and amortization expense was $203,684 for the three months ended September 30, 2018, primarily due to amortization of certain intangible assets acquired in connection with the acquisition of CoinTracking GmbH. The intangible assets were determined based on completion of the preliminary allocation of the fair value of the assets and liabilities acquired. This segment had no operations for the prior year period.

Professional fees primarily included legal and accounting fees.

Net change in realized gains/(losses) on investment in cryptocurrency

Cryptocurrency Investment Segment

We recorded net realized gains from our sales of cryptocurrencies in this segment of $137,985 for the three months ended September 30, 2018, compared to net realized gains of $481,692 in the prior year period. Our realized gains and losses are primarily from market fluctuations in our investments in cryptocurrency and are measured based on the market value at the time of sale, compared to our historical cost, less impairment where appropriate.

Software Subscription Segment

We recorded net realized losses from our sales of cryptocurrencies in this segment of $29,065 for the three months ended September 30, 2018. This segment had no operations in the prior year period. Our realized gains and losses are primarily from market fluctuations in our holdings of cryptocurrency and are measured based on the market value at the time of sale or disbursement, compared to our historical cost, less impairment where appropriate.

Impairment

We recognize impairment on investments in cryptocurrency and investments, non-cryptocurrency caused by decreases in market value based upon Level 1 and Level 3 inputs, respectively. See Fair value of Financial Instruments above. Such impairment in the value of our cryptocurrencies is included in other income (expense) in our condensed consolidated statements of operations.

Cryptocurrency Investment Segment

Impairment of investments, non-cryptocurrency in this segment was $250,000 and $0 for the three months ended September 30, 2018 and 2017, respectively. During the third quarter of 2018, the Company determined that its SAFE investment is impaired as the enterprise changed its primary business model and requires additional financing to bring its products to market. Therefore, the Company has recorded an impairment representing the full value of its investment.

Software Subscription Segment

Impairments of cryptocurrencies in this segment was $86,304 for the three months ended September 30, 2018. This segment had no operations in the prior year period.

Comparison of the nine months ended September 30, 2018 and for the period from Inception to September 30, 2017

Revenue

Cryptocurrency Investment Segment

For the nine months ended September 30, 2018, our cryptocurrency investment segment did not generate any revenues.

Software Subscription Segment

We recorded software subscription revenue of $2,570,795 for the nine months ended September 30, 2018, from the acquired CoinTracking GmbH business. This segment had no revenues for the period from Inception to September 30, 2017 as the segment was not acquired until January 26, 2018.

General and administrative expenses and share based compensation

Cryptocurrency Investment Segment

For the nine months ended September 30, 2018, our general and administrative expenses were $6,107,111 in this segment compared to $2,278,283 for the period from Inception to September 30, 2017. General and administrative expenses consist primarily of costs relating to professional fees, and payroll and payroll-related expenses.

Professional services included in general and administrative expenses consisted primarily of contracting fees, consulting fees, accounting fees, and legal costs. The increase for the nine months ended September 30, 2018 reflects increased costs associated with being a public company, in particular outside legal and accounting costs. In addition, the prior year period includes general and administrative expenses for a period of less than seven months.

Share-based compensation was $4,562,089 for the nine months ended September 30, 2018, compared to $1,083,224 for the period from Inception to September 30, 2017. Share-based compensation increased primarily due to the issuance of 1,541,390 stock options, net of cancellations, to our employees and advisors for the nine months ended September 30, 2018, compared to 585,000 for the prior year period. In addition, share-based compensation includes $1,417,584 for the nine months ended September 30, 2018 for common stock issued to our former CEO, James Gilbert, in connection with services rendered, compared to $1,045,450 for the period from Inception to September 30, 2017, for common stock issued to certain officers and consultants for services rendered, including services in connection with a stock dividend, stock sale and share exchange.

Software Subscription Segment

For the nine months ended September 30, 2018, we incurred $1,897,453 in general and administrative expenses in this segment, which primarily consisted of costs relating to professional fees, and payroll and payroll-related expenses from the acquired CoinTracking GmbH business. Depreciation and amortization expense was $760,043 for the nine months ended September 30, 2018, primarily due to amortization of certain intangible assets acquired in connection with the acquisition of CoinTracking GmbH. The intangible assets were determined based on completion of the preliminary allocation of the fair value of the assets and liabilities acquired. This segment had no operations for the prior year period.

Net change in realized gains/(losses) on investment in cryptocurrency

Cryptocurrency Investment Segment

We recorded net realized gains from sales of cryptocurrencies in this segment of $1,280,748 for the nine months ended September 30, 2018, compared to $564,332 for the period from Inception to September 30, 2017. Our realized gains are primarily from market fluctuations in our investments in cryptocurrency and are measured based on market value at the time of sale, compared to our historical cost, less impairment where appropriate.

Software Subscription Segment

We recorded net realized gains from our sales of cryptocurrencies in this segment of $22,685 for the nine months ended September 30, 2018. This segment had no operations in the prior year period. Our realized gains and losses are primarily from market fluctuations in our holdings of cryptocurrency and are measured based on the market value at the time of sale or disbursement, compared to our historical cost, less impairment where appropriate.

Impairment

Cryptocurrency Investment Segment

Impairment of investment in cryptocurrency was $1,165,175 for the nine months ended September 30, 2018. There was no impairment for the period from Inception to September 30, 2017. The market value of cryptocurrencies has decreased in 2018, resulting in a decline below carrying cost for most of our investments.

Impairment of investments, non-cryptocurrency in this segment was $250,000 and $0 for the nine months ended September 30, 2018 and the period from Inception to September 30, 2017, respectively. During the third quarter of 2018, the Company determined that its SAFE investment was impaired as the enterprise changed its primary business model and requires additional financing to bring its products to market. Therefore, the Company has recorded an impairment representing the full value of its investment.

Software Subscription Segment

Impairments of cryptocurrencies in this segment was $704,066 for the nine months ended September 30, 2018. This segment had no operations in the prior year period.

Liquidity, Going Concern and Capital Resources

Our condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with US GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows from operations since Inception. As of September 30, 2018, the Company had cash of $387,287, a decline of $8,562,957 from the December 31, 2017 balance of $8,950,244. This decline is due, in part, to the acquisition of CoinTracking GmbH in January 2018, which included $3,189,303 of cash consideration, net of acquired cash. The Company’s working capital was ($1,582,593) as of September 30, 2018, which includes a contract liability of $2,122,316, representing advanced payments from customers for subscription service, which is initially deferred and recognized on a straight-line method over the terms of the applicable subscription period. Management does not anticipate settling this liability in cash. During the three months ended September 30, 2018, the Company liquidated the majority of the tradeable cryptocurrency held in its cryptocurrency investment segment which had a balance of $1,007,753 at June 30, 2018, to help fund its operations. As of September 30, 2018, the accumulated deficit amounted to $20,656,840. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful or that the Company will achieve its projected level of revenue in 2019 and beyond. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes the primary sources and uses of cash for the period presented below:

Nine Months ended September 30, 2018

Net cash used in operating activities	$(5,864,773)
Net cash used in investing activities	(2,576,818)
Net cash provided by financing activities	50,057
Effects of exchange rate on cash	(171,423)
Net decrease in cash and cash equivalents	$(8,562,957)

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the nine months ended September 30, 2018 was $5,864,773 compared to $2,215,518 for the period from Inception to September 30, 2017. The increase of $3,649,255 was primarily due to an increase in our net loss to $11,293,805 for the nine months ended September 30, 2018 compared to $2,793,994 the period from Inception to September 30, 2017. In addition, our net realized gain on investments in cryptocurrency increased to $1,303,433 for the nine months ended September 30, 2018 from $564,332 the period from Inception to September 30, 2017, and our deferred revenue, part of our software subscription segment acquired in 2018, decreased $1,188,092 for the nine months ended September 30, 2018 compared to the period from Inception to September 30, 2017, due to a decrease in subscription sales beginning in the second quarter of the current year. This decrease was offset, in part, by an increase in non-cash share-based compensation to $4,562,088 for the nine months ended September 30, 2018 compared to $1,083,224 in the prior year, higher depreciation and amortization expense of $897,302 for the nine months ended September 30, 2018 compared to $1,918 in the prior year period, and an impairment loss on investments in cryptocurrency of $1,869,241 for the nine months ended September 30, 2018, compared to $0 in the prior year period.

The increased loss for the nine months ended September 30, 2018 was primarily due to a growth in our general and administrative expenses, as these costs have increased as the result of being a public company and include amortization expense for the intangibles assets acquired in connection with our acquisition of CoinTracking GmbH in January 2018. In addition, share-based compensation is higher for the nine months ended September 30, 2018 compared to the prior year period, as the Company has granted significant stock options to employees and non-employees and issued shares of common stock to the Company’s former CEO, James Gilbert for services rendered. Finally, in the first nine months of September 2018, we incurred a significant impairment loss on our investments in cryptocurrency, due to a decline in market value. There was no impairment in the prior year. Management is implementing numerous cost cutting measures to reduce its expenditures, in particular as it relates to payroll and payroll related costs, consulting services, contracting fees, consulting fees, accounting fees, and legal costs.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $2,576,818 compared to $169,089 for the prior year period, due to the acquisition of CoinTracking GmbH on January 26, 2018 for $3,189,303, net of acquired cash of $1,547,097, offset by sales of investments in cryptocurrency, net of purchases of $1,278,524, for the nine months ended September 30, 2018, and the purchase of additional SAFT and SAFE investments included in Investments, non-cryptocurrency of $494,426. There was no cash used to purchase investments in cryptocurrency in the prior year period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $50,057, compared to $4,976,011 in the prior year period. The decrease of $4,925,954 was the result of three separate common stock issuances in the prior year period, totaling 1,635,355 shares and net proceeds of $4,976,011. There were no such issuances in the nine months ended September 30, 2018.

Trends, Events and Uncertainties

Other than as discussed elsewhere in this Quarterly Report, our Forms 10-Q for the three months ended March 31, 2018 and June 30, 2018, and our 2017 Annual Report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

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

Recent Accounting Pronouncements

See Note 4 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based upon (1) that evaluation, (2) the fact that the Company’s previously issued financial statements for the period from Inception to December 31, 2017 and each fiscal quarter therein, and for the quarterly periods ended March 31, 2018 and June 30, 2018 (collectively, the “Relevant Periods”), should no longer be relied upon because of errors in those financial statements and (3) the fact that the Company is restating those financial statements in this Quarterly Report and the Company’s subsequent periodic reports to correct such errors, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018, due to the material weaknesses in our internal control over financial reporting in connection with the Company’s previous accounting treatment for its investments in cryptocurrency, as well as the material weaknesses in our internal control over financial reporting described in the 2017 Annual Report, which have not yet been remediated.

The errors that necessitated restatement of the Company’s previously issued financial statements for the Relevant Periods resulted from (1) the misclassification of accounting for investments in cryptocurrency at fair value, as opposed to intangible assets with indefinite lives and recording such investments in cryptocurrency at cost less impairment, if any, and (2) the misclassification of accounting for certain investments in token pre-sale and simple agreements for future tokens that were incorrectly described as investments in Initial Coin Offerings and included as investments in cryptocurrency in the Company’s condensed consolidated balance sheets when such investments should be included as investments, non-cryptocurrency in the Company’s condensed consolidated balance sheets.

As we previously disclosed in our 2017 Annual Report, the other matters involving internal controls and procedures that our management considered to be material weaknesses were as follows:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.

See discussion of legal proceedings in Note 15 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM 6. Exhibits.

Exhibit Number	Document

3.1	Articles of Conversion (Utah) (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.2	Articles of Conversion (Nevada) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.3	Articles of Incorporation of The Crypto Company (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.5	Amended and Restated Bylaws of The Crypto Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018)

10.1	Settlement Agreement and General Mutual Release by and between the Company and James Gilbert, dated as of September 24, 2018.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: July 26, 2019	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Chief Operating Officer and Secretary (Principal Executive Officer)

	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

