Form 10-K
period 2018-12-31
Crypto Co
filed 2019-07-26
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 000-55726

THE CRYPTO COMPANY

(Exact name of Registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22809 Pacific Coast Highway
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 29, 2018, the Registrant’s common stock was not publicly traded.

Number of shares outstanding of the Registrant’s common stock, as of July 19, 2019: 21,212,860

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE CRYPTO COMPANY

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products, applications, customers and technologies, and future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to execute our business plan and achieve profitability;
●	our limited operating history;
●	rapidly advancing technology;
●	the impact of competitive or alternative services and technologies;
●	our ability to remediate material weaknesses in our internal control over financial reporting;
●	our ability to obtain, expand and maintain protection of any intellectual property or propriety software we are currently developing or may develop in the future;
●	our exposure to and ability to defend third-party claims and challenges to our intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our ability to continue as a going concern;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

Crypto Sub, Inc. (formerly known as The Crypto Company) (“Crypto Sub”) was incorporated in the State of Nevada on March 9, 2017 (“Inception”). On June 7, 2017, Crypto Sub completed a reverse acquisition of Croe, Inc. as a result of a Stock Sale, Stock Dividend and Share Exchange, each as described below and collectively referred to as the “Acquisition”. On October 3, 2017, we changed our name to The Crypto Company to better reflect our new business. We are located at 22809 Pacific Coast Highway in Malibu, California and our telephone number is (424) 228-9955. Our website can be accessed at www.thecryptocompany.com. The information contained on or that may be obtained from our website is not a part of this report. Crypto Sub and CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”), are wholly-owned subsidiaries of the Company.

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

Acquisition and Disposition of CoinTracking GmbH

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “CoinTracking Purchase Agreement”) entered into on December 22, 2017 by and among the Company, CoinTracking, Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and Dario Kachel, an individual, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, an entity formed under the laws of Germany (“CoinTracking GmbH”), representing 50.1% of the equity interests in CoinTracking GmbH, for a purchase price of (i) $4,736,400 in cash, and (ii) 473,640 shares of common stock of the Company, par value $0.001 per share, subject to adjustment as provided in the CoinTracking Purchase Agreement (the “CoinTracking Acquisition”). The CoinTracking Acquisition was consummated on January 26, 2018.

On December 28, 2018, CoinTracking entered into an agreement on the purchase and assignment of shares, agreements on a purchase price of loan agreement and a compensation agreement, with Kachel Holding and CoinTracking GmbH pursuant to which, on January 2, 2019, CoinTracking sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the outstanding equity interests in CoinTracking GmbH and CoinTracking’s entire equity ownership stake in CoinTracking GmbH, to Kachel Holding in exchange for $2,200,000, of which (i) $1,000,000 was paid in cash to CoinTracking and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH to CoinTracking under the CoinTracking Note (the “CoinTracking Disposition”).

Overview of Our Business

We are engaged in the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses solely through these consulting operations.

We have disposed of our entire ownership interest in CoinTracking GmbH, and also divested substantially all of our cryptocurrency assets.

Strategic Acquisitions

In furtherance of the development of our blockchain consulting services, we may seek from time to time additional strategic acquisitions of majority and minority equity interests in entities and technology that demonstrate (i) established, protectable and scalable revenues; (ii) substantial market share; (iii) established brand equity and customer loyalty; (iv) proprietary technology with competitive advantages; (v) quality personnel; and (vi) strategic access to international markets.

Media Opportunities

We engage in public discourse on an ongoing basis and host roundtable webinars to educate the public about blockchain technology and intend to expand our presence at industry conferences to develop and expand our community and content network. We do not express opinions regarding the advisability of investing in any digital asset or in the digital asset marketplace, and we do not receive compensation in connection with these roundtable webinars.

Intellectual Property

We regard our service marks as having significant value and as being important factors in the marketing of our products and services. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

Market Overview

Blockchain

The blockchain is a decentralized database or digital “ledger” of transactions across a peer-to-peer network of computers or “nodes” that use the underlying infrastructure of the Internet to validate and process valuable transactions. While using the blockchain, participants can transfer information across the Internet without the need of a central third party. In a financial transaction, the buyer and seller interact directly without the need for verification by a trusted third-party intermediary. The actual record of transaction is pseudonymous, but the identifying information is encrypted, preventing personal information from being shared.

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

Competition

We have a number of competitors, ranging in size, consisting primarily of other similar consulting firms. We believe our main competitors are ConsenSys, Natsoft Corporation, Quest Global Technologies, and CGI Inc. In addition, global audit and assurance firms typically provide consulting services.

Governmental Regulations

Government regulation of blockchain is being actively considered by the United States federal government via a number of agencies (including the U.S. Securities and Exchange Commission (the “SEC”), the U.S. Commodities Future Trading Commission (“CFTC”), Federal Trade Commission (“FTC”), and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury) and in other countries. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain business (NASDAQ, NYSE, FINRA, state securities commissions).

Blockchain regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses. Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to the Company’s businesses, or when they will be effective. Various bills have also been proposed in congress for adoption related to the Company’s business which may be adopted and have an impact on it. As the regulatory and legal environment evolves, the Company may become subject to new laws and further regulation by the SEC and other agencies, although the Company is not currently trading in digital assets and has no intention to trade in digital assets.

Employees

As of June 30, 2019, we had two full-time employees and three part-time employee. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

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

Risks Related to our Business

We have an evolving business model that will require significant resources, and our business model may not develop as we project.

As blockchain technology becomes more widely available and utilized, we expect the services and products associated with them to evolve and, as a result our contemplated blockchain consulting business will have to continue to evolve. Distributed ledger technology is relatively new and we believe that it will take significant resources to become a competitive provider of consulting services relating to the application of distributed ledger technology. Future additions and modifications to our business will increase the complexity of our business and may place significant strain on our management, personnel, and operations.

If we do not keep pace with technological changes, our blockchain consulting business, if and when developed, may not become competitive and/or our competitors may develop and market similar products that receive greater market acceptance.

The market for blockchain technology and any related consulting services is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. As a result, our contemplated blockchain consulting business must be able to keep pace with this rapidly developing and competitive marketplace. There can be no assurance that we will be able to successfully grow our contemplated blockchain consulting business.

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

Our ability to develop our blockchain consulting business is largely dependent on the services of certain executive officers and other employees and contractors which assist such individuals in management and operation of the business (collectively, “Key Personnel”). If we are unable to retain Key Personnel and to attract qualified senior management on terms satisfactory to us, our business will be adversely affected. We do not have key man life insurance covering the life of any executive officers and, even if we are able to afford such a key man policy, our coverage levels may not be sufficient to offset any losses we may suffer as a result of the loss of any Key Personnel.

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

We, along with certain of the Company’s directors and/or officers, were a party to the legal proceedings described in Item 3 of Part 1 of this Annual Report, which, as of the date of this Annual Report, have been voluntarily dismissed. We, along with certain directors and/or officers of the Company may also become subject to other legal proceedings in our ordinary course of business. Such legal proceedings involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. As a smaller company, the collective costs of litigation proceedings represent a drain on our cash resources, as well as an inordinate amount of our management’s time and attention. Moreover, an adverse ruling in respect of certain litigation could have a material adverse effect on our results of operation and financial condition.

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

We are in the development stage, are not generating revenue in our continuing operations, and have a limited operating history in providing consulting services.

The Company is in the development stage and faces all of the risks and uncertainties associated with a new and unproven business. Our future is based on an unproven business plan with no historical facts to support projections and assumptions. The Company was founded in March 2017 and has limited history of providing blockchain consulting services. The Company is not currently generating revenues and cannot guarantee when it expects to generate revenue. Investors should understand that an investment in a start-up business is significantly riskier than an investment in a business with any significant operating history. There can be no assurance that the Company will ever achieve revenues or profitability. The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the challenges, expenses and delays frequently encountered in connection with the operation of a pre-revenue business. Our lack of a significant and relevant operating history makes it difficult to predict future operating results.

We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern.

We have accumulated a net deficit through December 31, 2018. We expect to incur significant losses in the foreseeable future. The time required for us to become profitable is uncertain, and there can be no assurance that we will achieve profitability on a sustained basis, if at all. As a result of our limited operating history, we have neither internal nor industry-based historical financial data for any significant period of time upon which to project revenues or base planned operating expenses. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of factors, including: the ability to make strategic acquisitions; the ability to develop our consulting business; our ability to attract, retain and motivate qualified personnel; specific economic conditions in the consulting market; general economic conditions; and other factors.

If our remedial measures are insufficient to address material weaknesses and we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

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

For example, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 and December 31, 2018 and concluded that there are material weaknesses in our internal controls related to control over financial reporting, and therefore, that we did not maintain effective internal control over financial reporting as of December 31, 2018. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis. If the enhanced controls implemented to remediate and address the material weaknesses are not designed or do not operate effectively, if we are unsuccessful in implementing or following these processes, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or we are otherwise unable to remediate the material weaknesses, this may result in untimely or inaccurate reporting of our financial results.

We may be forced to cease operations or take actions that result in the dissolution of the Company.

It is possible that, due to any number of reasons, including, but not limited to, regulations that decrease interests in or inhibit the growth of Blockchain technology, the inability by the Company to maintain its competitiveness among companies operating in similar market sectors, the failure of commercial relationships, or intellectual property ownership challenges, the Company may no longer be viable to operate and the Company may dissolve or take actions that result in a dissolution event.

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

As of the date of this report, the Caveat Emptor designation assigned to the Company has not been removed. While the Company believes it has disclosed all material facts in accordance with its SEC reporting obligations, and continues to work with the OTC Markets to resolve any issues in an effort to remove the Caveat Emptor designation, we cannot guarantee that the designation will be removed in the future, or at all.

Our shares were previously suspended by the SEC, and are currently listed on the OTC Grey Market.

On December 19, 2017, the SEC, pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), temporarily suspended trading of the Company’s stock on the OTC Pink market until January 3, 2018 (the “Trade Halt”). The SEC cited concerns on the accuracy and adequacy of information in the marketplace about, among other things, the compensation paid for promotion of the Company, statements in SEC filings about the plans of the Company’s insiders to sell their shares of the Company’s common stock and potential manipulative transactions in the Company’s stock in November of 2017. The Trade Halt was lifted by the SEC as of January 4, 2018, and the SEC did not provide comments on whether it is still investigating the Company. Although the Company has had ongoing communications with the SEC and we believe that we have addressed all of the issues raised by the SEC, we cannot guarantee that the SEC will not suspend the trading of the Company’s stock on the OTC Markets, should we resume our quotation thereon, or on any national securities exchange in the future.

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

We may issue more shares in a future financing or strategic acquisition, which could result in substantial dilution.

Any future financing, merger or acquisition effected by us would result in the issuance of additional securities and the substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with and following a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

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

Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, for resales of securities acquired in a non-public offering without having to satisfy such registration requirements, a six-month holding period following acquisition of and payment in full for such securities. There can be no assurance that the Company will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning the Company, as is required by Rule 144 as part of the conditions of its availability.

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

Some, but not all, of our outstanding common shares may currently be eligible for resale under Rule 144 assuming we satisfy the requirements therein, including the requirements relating to the disclosure of current public information. If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

Item 1B. Unresolved Staff Comments

Not applicable. As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item 1B.

Item 2. Properties

We currently rent an office, on a month to month basis, located at 22809 Pacific Coast Highway, Malibu, CA 90265, for $344 per month.

Item 3. Legal Proceedings

See discussion of legal proceedings in Note 14 (Commitments and Contingencies) to the Consolidated Financial Statements included in Item 8 of Part II of this Report, which is incorporated by reference into this Item 3 of Part I.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The trading symbol for our common stock is “CRCW”.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Grey market. The bid quotations reported by the OTC Grey market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
2018
First Quarter	$575.00	$11.00
Second Quarter	$52.00	$20.10
Third Quarter	$44.00	$44.00
Fourth Quarter	$44.00	$3.60

2017
September 27 through September 30, 2017	$10.00	$3.30
October 1, 2017 through December 31, 2017	$642.00	$9.00

On December 19, 2017, the SEC implemented the Trade Halt, pursuant to Section 12(k) of the Exchange Act, which temporarily suspended trading of the Company’s stock on the OTC Pink market until January 3, 2018. The Trade Halt was lifted by the SEC as of January 4, 2018, at which time the OTC Markets Group Inc. (the “OTC Markets”), automatically, as a matter of course, discontinued the display of quotes for our common stock and moved our common stock to the OTC Grey market. Securities listed on the OTC Grey market are tradable, but broker-dealers of such securities are unable to publicly quote such securities. While the Company continues to work with the OTC Markets, there can be no guarantee that our stock will resume trading on the OTC Pink market.

Holders

As of June 30, 2019, there were 148 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has issued equity awards in the form of stock options from The Crypto Company 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by stockholders on August 24, 2017.

The following table sets forth information about the 2017 Plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2017 Plan)	1,401,612	$5.83	3,544,459
Total	1,401,612		3,544,459

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

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section titled “Risk Factors”.

We are engaged in the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses solely through these consulting and education operations. As described below, as of the date of this report we have disposed of our entire ownership interest in CoinTracking GmbH and also divested substantially all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which has ceased operations.

Recent Events

On January 2, 2019, CoinTracking sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the outstanding equity interests in CoinTracking GmbH and CoinTracking’s entire equity ownership stake in CoinTracking GmbH, to Kachel Holding in exchange for $2,200,000, of which (i) $1,000,000 was paid in cash to CoinTracking and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH to CoinTracking.

Business Segments

During the year ended December 31, 2018, the Company had two principal business segments that generated revenues and incurred expenses, both of which have ceased operations as of the date of this report:

The cryptocurrency investment segment generated revenues that primarily consisted of amounts earned through trading activities of cryptocurrencies. The Company recorded its investments in cryptocurrency as indefinite lived intangible assets, at cost less impairment, and are reported as long-term assets in the consolidated balance sheets. Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the consolidated statement of operations and comprehensive income.

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

Discontinued Operations

As a result of the pending sale as of December 31, 2018, of CoinTracking’s entire equity ownership stake in CoinTracking GmbH, and a strategic shift in our business in the fourth quarter of 2018 away from cryptocurrency investing to blockchain consulting and education, the assets and liabilities to be sold or disposed of other than by sale are reported in assets and liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2018. Additionally, the current operating results associated with these assets and liabilities have been reclassified to give effect to these changes and are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Loss from discontinued operations was $16,376,131 for the year ended December 31, 2018. The loss includes an impairment of goodwill of $9,356,105, and impairment of other intangible assets of $3,743,480 related to CoinTracking GmbH. The loss from discontinued operations attributable to the Crypto Company was $9,859,271 for the year ended December 31, 2018, which includes our 50.1% ownership of CoinTracking GmbH. CoinTracking GmbH was acquired in 2018, and therefore, there was no impact on the Company’s prior year results. Income from discontinued operations of $541,254 for the period from Inception through December 31, 2017 relates to our discontinued cryptocurrency investment segment.

See Note 15- Discontinued Operations to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further details of the results of CoinTracking GmbH.

Results of Continuing Operations

Comparison of the fiscal year ended December 31, 2018 and the period from Inception through December 31, 2017

Revenue

For the year ended December 31, 2018, revenues relating to consulting services were $5,000, compared to $6,000 for the period from Inception through December 31, 2017.

General and administrative expenses and share based compensation

For the year ended December 31, 2018, our general and administrative expenses were $5,730,063, an increase of 65.1% compared to $3,471,010 for the period from Inception through December 31, 2017. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. The increase for the year ended December 31, 2018 reflects increased costs associated with being a public company, in particular, outside legal and accounting costs. In addition, the prior year comparative period was not a full fiscal year.

Share-based compensation was $3,302,471 for the year ended December 31, 2018, a decline of 49.1% compared to $6,493,514 for the period from Inception through December 31, 2017. Share-based compensation decreased due to a decline in the value of the Company’s common stock, resulting in an adjustment to offset a portion of the previously recorded share-based compensation for non-employees, which are remeasured quarterly. This decline was offset, in part, by a grant of 2,804,062 stock options, net of cancellations, including 2,407,062 options granted to employees and directors for the year ended December 31, 2018. A significant portion of the stock options granted were cancelled in the fourth quarter ended December 31, 2018. In addition, share-based compensation includes $1,417,584 for the year ended December 31, 2018 for common stock issued to our former CEO, James Gilbert, in connection with services rendered, compared to $746,717 for the period from Inception through December 31, 2017, for common stock issued to certain officers and consultants for services rendered, including services in connection with a stock dividend, stock sale and share exchange.

Liquidity, Going Concern and Capital Resources

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of December 31, 2018, we had cash of $2,448, a decline of $8,947,796 from the December 31, 2017 balance of $8,950,244. This decline is due, in part, to the acquisition of CoinTracking GmbH in January 2018, which included $3,189,303 of cash consideration, net of acquired cash. In addition, our loss before provision for income taxes from continuing operations was $18,903,249 for the year ended December 31, 2018. Our working capital was ($955,303) as of December 31, 2018. During the year ended December 31, 2018, we liquidated a majority of our investments in cryptocurrency, which had a cost basis of $964,067 at December 31, 2017. In addition, on January 2, 2019, we sold our equity interest in CoinTracking GmbH for $2,200,000, of which (i) $1,000,000 was received in cash and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH. The cash received from the liquidation of our investment in cryptocurrency helped fund our operations during the year ended December 31, 2018, and the funds received from the sale of CoinTracking GmbH is projected to fund a portion of operations in 2019. As of December 31, 2018, our accumulated deficit amounted to $28,456,550. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful, that we will be able to replace the revenues lost as a result of the sale of CoinTracking GmbH, or that we will achieve our projected level of revenues in 2019 and beyond. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year ended December 31, 2018	For the period from inception through December 31, 2017
Net cash used in operating activities	$(6,274,104)	$(3,133,188)
Net cash used in investing activities	(1,630,966)	(198,495)
Net cash provided by financing activities	250,057	12,281,927
Effects of exchange rate on cash	(188,581)	-
Net increase (decrease) in cash and cash equivalents	$(7,843,594)	$8,950,244

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the year ended December 31, 2018 was $6,274,104 compared to $3,133,188 for the period from Inception through December 31, 2017. The increase of $3,140,916 was primarily due to an increase in our net loss to $25,420,109 for the year ended December 31, 2018 compared to $9,553,301 for the period from inception through December 31, 2017. In addition, our net realized gain on investments in cryptocurrency increased to $1,303,130 for the year ended December 31, 2018 from $781,373 for the period from inception through December 31, 2017, and our contract liabilities, part of our software subscription segment acquired in 2018, decreased $1,977,768 for the year ended December 31, 2018 compared to the period from Inception to December 31, 2017, due to a decrease in subscription sales beginning in the second quarter of 2018. In addition, our non-cash share-based compensation decreased to $4,213,475 for the year ended December 31, 2018, compared to $6,533,696 for the period from inception through December 31, 2017. These decreases were offset, in part, by non-cash charges relating to a write-off of goodwill and intangible assets of $13,099,584 for the year ended December 31, 2018, and non-cash impairment of investments in cryptocurrency of $2,066,803. There was no impairment of goodwill, intangible assets and investments in cryptocurrency in the prior year. Finally, depreciation and amortization increased to $1,214,827 for the year ended December 31, 2018 compared to $4,675 for the period from inception through December 31, 2017.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $1,630,966 compared to $198,495 for the period from inception through December 31, 2017, due to the acquisition of CoinTracking GmbH for $3,189,303, net of acquired cash of $1,547,097, offset by sales of investments in cryptocurrency, net of purchases of $2,228,949, for the year ended December 31, 2018, and the purchase of additional SAFT and SAFE investments included in investments, non-cryptocurrency of $500,000. There was no cash used to purchase investments in cryptocurrency in the period from Inception to December 31, 2017.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $250,057, compared to $12,281,927 in the period from Inception to December 31, 2017. The decrease of $12,031,870 was primarily the result of a decrease to $200,000 in aggregate proceeds from sales of common stock for the year ended December 31, 2018, compared to aggregate proceeds of $12,358,000 from issuance of common stock of the Company for the period from Inception through December 31, 2017.

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

Goodwill and Indefinite-lived intangible Assets

We test for the impairment of our goodwill and indefinite-lived assets at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred.

We perform our annual goodwill impairment test on the first day of our fourth quarter based on the income approach, also known as the discounted cash flow (“DCF”) method, which utilizes the present value of future cash flows to estimate fair value. We also use the market approach, which utilizes market price data of companies engaged in the same or a similar line of business as that of our company, to estimate fair value. A reconciliation of the two methods is performed to assess the reasonableness of fair value of each of the reporting units.

The future cash flows used under the DCF method are derived from estimates of future revenues, operating income, working capital requirements and capital expenditures, which in turn reflect specific global, industry and market conditions. The discount rate developed is based on data and factors relevant to the economies in which the business operates and other risks associated with those cash flows, including the potential variability in the amount and timing of the cash flows. A terminal growth rate is applied to the final year of the projected period and reflects our estimate of stable growth to perpetuity. We then calculate the present value of the respective cash flows for each reporting unit to arrive at the fair value using the income approach and then determine the appropriate weighting between the fair value estimated using the income approach and the fair value estimated using the market approach. Finally, we compare the estimated fair value of our goodwill and indefinite-lived assets to its respective carrying value in order to determine if the goodwill assigned to each reporting unit is potentially impaired. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, which eliminated Step 2 from the goodwill impairment test. If the fair value of the asset exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the asset is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the asset’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that asset. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

Significant assumptions used include management’s estimates of future growth rates, the amount and timing of future operating cash flows, capital expenditures, discount rates, as well as market and industry conditions and relevant comparable company multiples for the market approach. Assumptions utilized are highly judgmental, especially given the role technology plays in driving the demand for consulting services in the blockchain technology space.

Revenue Recognition

The Company recognizes consulting revenue when the service is rendered, the fee for arrangement is fixed or determinable, and collectability is reasonably assured.

CoinTracking GmbH accounts for a contract when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services is transferred to the Company’s customers over time, and in an amount that reflects the consideration the Company was contractually due in exchange for those services. Most of the Company’s contracts with customers were single, or had few distinct performance obligations, and the transaction price was allocated to each performance obligation using the stand-alone selling price.

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

Trends, Events and Uncertainties

The blockchain technology market is dynamic and unpredictable. Although we will undertake compliance efforts, including efforts with commercially reasonable diligence, there can be no assurance that there will not be a new or unforeseen law, regulation or risk factor which will materially impact our ability to continue our business as currently operated or raise additional capital to foster our continued growth.

We cannot assure you that our consulting business will develop as planned, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2018. Based upon (1) that evaluation, (2) the fact that the Company’s previously issued financial statements for the period from inception through December 31, 2017 and each fiscal quarter therein, and for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018 (collectively, the “Relevant Periods”), should no longer be relied upon because of errors in those financial statements and (3) the fact that the Company is restating those financial statements in this Annual Report to correct such errors, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to the material weaknesses in our internal control over financial reporting in connection with the Company’s previous accounting treatment for its investments in cryptocurrency, as well as the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the period from Inception through December 31, 2017, as filed on April 2, 2018 with the SEC, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 14, 2018, as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on April 4, 2019 (the “2017 Annual Report”), which have not yet been remediated.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. The framework used in carrying out this evaluation was set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control—Integrated Framework (2013)”.

Based on this evaluation, our management concluded that as of December 31, 2018, our internal control over financial reporting was not effective due to the material weakness relating to the Company’s previous accounting treatment for its investments in cryptocurrency. The errors that necessitated restatement of the Company’s previously issued financial statements for the Relevant Periods resulted from (1) the misclassification of accounting for investments in cryptocurrency at fair value, as opposed to intangible assets with indefinite lives and recording such investments in cryptocurrency at cost less impairment, if any, and (2) the misclassification of accounting for certain investments in token pre-sale and simple agreements for future tokens that were incorrectly described as investments in Initial Coin Offerings and included as investments in cryptocurrency in the Company’s consolidated balance sheets when such investments should be included as investments, non-cryptocurrency in the Company’s consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current executive officers and directors. Each of the directors was elected to serve until our next annual meeting of stockholders or until his or her successor is elected and qualified. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position

Ronald Levy	59	Director, Chief Executive Officer, Chief Operating Officer and Secretary
Anthony Strickland	49	Director
Holly Ruxin	49	Director
Ivan Ivankovich	52	Chief Financial Officer

Biographical information with respect to our executive officers, directors and key employees is provided below. There are no family relationships between any of our executive officers, directors or key employees.

Ron Levy. Mr. Levy, 59, has served as our Chief Executive Officer and a Director since May 2018. Mr. Levy has also served as our Chief Operating Officer since June 2017. Mr. Levy’s experience includes consulting for various emerging growth companies through various growth cycles. He also serves as Chief Operating Officer and Partner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013.

Anthony Strickland. Mr. Strickland, 49, has served as a member of the Board since June 2017 and currently serves as President and Chief Executive Officer of Strong America, an advocacy group and political action committee, since June 2017. Mr. Strickland is a former Republican member of the California State Senate, representing District 19 from 2008 to 2012, and a former California Assemblyman, representing the 37th District from 1998 to 2004. He served as Vice President of GreenWave Energy Solutions LLC, a company that seeks to harness the power of ocean waves to provide energy to Californians, from January 2007 to November 2008. Mr. Strickland earned his B.A. in political science from Whittier College. Because of his experience in legislation and ability to offer guidance on regulatory matters, we concluded that Mr. Strickland should serve as a member of the Board.

Holly Ruxin. Ms. Holly Ruxin, 49, has served as a member of the Board since April 2018 and currently serves as Chief Executive Officer of Montcalm TCR, a San Francisco-based wealth management and capital markets trading firm. Ms. Ruxin began her investment career at Goldman Sachs in the fixed income derivatives arena, and she has managed client assets and led private client teams at Morgan Stanley, Montgomery Securities and Bank of America for over twenty years. Ms. Ruxin is also the founder of Trevor TCR, a non-profit organization designed to invest in what matters and achieve transformation through giving. Ms. Ruxin received a Master of Business Administration in Finance from Columbia University and a Bachelor of Arts in Economics from the University of Michigan. We determined that Ms. Ruxin should serve as a director because of her extensive asset management and capital markets experience.

Ivan Ivankovich. Mr. Ivankovich, 52, has served as our Chief Financial Officer since August 2017. He is the Co-Founder and Managing Partner of Full Stack Finance, an accounting and part-time CFO services company, since March 2015. He also served as Chief Financial Officer of Springowl Asset Management, a registered hedge fund, from March 2016 until July 2017, President of iFinance Consulting Group from July 2005 until March 2015 and a member of the Board of Directors of OriginClear, Inc. (OTCQB:OCLN) from June 2007 until January 2014. Mr. Ivankovich earned his Bachelor of Science in Economics from the University of California, Santa Barbara.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics that applies to every director, officer and employee of the Company. Such Code of Conduct and Ethics includes written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

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

Item 11. Executive Compensation

2018 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2018.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)		Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Ron Levy,	2018	245,000	-	-		-	-	-		245,000
Chief Executive and Chief Operating Officer(1)	2017	170,000	-	-		-	-	-		170,000

Michael Poutre,	2018	137,769	-	-		-	-	90,000	(5)	227,769
Chief Executive Officer(2)	2017	180,000	60,000	-		-	-	-		240,000

James Gilbert,	2018	135,000	-	1,417,584	(4)	-	-	-		1,554,602
Chief Executive Officer and President(3)	2017	170,000	-	280,000		-	-	-		450,000

Ivan Ivankovich, Chief Financial Officer	2018	106,000								106,000

Mark Schwartz,	2018	162,500	-	-		1,190,082	-	-		1,354,600
Chief Technology Officer			-	-			-	-

(1)	Appointed as Chief Executive Officer on May 21, 2018 and Chief Operating Officer as of June 7, 2017.
(2)	Resigned as Chief Executive Officer on May 14, 2018.
(3)	Resigned as Chief Executive Officer and President on May 22, 2018.
(4)	Mr. Gilbert is a founder of the Company and, as of March 9, 2017, was entitled to receive a total of 502,512 shares of common stock with a value of $42.86 per share as of such date, of which, due to administrative error discovered on April 18, 2018, Mr. Gilbert only received 300,000 shares. As such, on April 18, 2018, the Company issued to Mr. Gilbert an additional 202,512 shares of common stock, effective as of March 9, 2017.
(5)	Mr. Poutre received a severance payment of $90,000 in connection with a Separation and Consulting Agreement entered into on May 9, 2018.
(6)	These amounts represent the grant date fair value under ASC 718 for stock option awards granted. The ASC 718 value as of the grant date for stock option awards is spread over the vesting period. All of these options expired upon the termination of Mr. Schwartz. Assumptions used in the calculation of these amounts for stock options granted are included in Note 11 – Summary of Stock Options to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

We did not grant any equity awards to our named executive officers during the year ended December 31, 2018.

Employment Agreements, Severance and Change-in Control Arrangements

Michael Poutre

On June 22, 2017, the Company entered into a Consulting Agreement (“Consulting Agreement”) with MP2 Ventures, LLC (“MP2”), pursuant to which MP2 shall cause Michael Poutre, principal of MP2 and Chief Executive Officer of the Company, to serve as Chief Executive Officer of the Company for an initial term of one year, in exchange for a consulting fee in the amount of $240,000 per annum.

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer and director of the Company resigned from all of his current roles with the Company. Mr. Poutre remained a consultant to the Company until November 2018. In connection with Mr. Poutre’s resignation, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018 and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period. The Separation and Consulting Agreement provides that the Company pays Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre served as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches, though the Company may terminate his services for any reason.

On January 15, 2019, the Company entered into a settlement agreement with Mr. Poutre, whereby the Company agreed to pay Mr. Poutre $40,000 as settlement of all amounts outstanding in connection with his Separation and Consulting Agreement.

Employee Benefits

We currently do not offer any employee benefit plans, including any 401(k) plan.

Director Compensation Policy

The board of directors of the Company does not have a compensation committee. The board of directors determines the amount and form of executive and director compensation.

As previously disclosed, the Company entered into Director Services Agreements with each of its non-employee directors, effective April 7, 218 for each of Jeffrey Berman and Holly Ruxin, and June 7, 2018 for Anthony Strickland. Pursuant to the Director Service Agreements, each director is be entitled to receive (i) a fee of $80,000 per annum, payable quarterly, and (ii) a ten-year option to purchase 100,000 shares of common stock of the Company at an exercise price of $10.00 per share, which option shall be fully vested on the six-month anniversary of the date of grants. In addition, Mr. Strickland received an additional option grant to purchase 150,000 shares of common stock of the Company at an exercise price of $7.00 per share, which option was fully vested on the grant date. Additionally, subject to certain exceptions, each director is entitled to receive reimbursement for reasonable expenses incurred for the benefit of the Company.

The table below summarizes the compensation earned or paid to our non-employee directors for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Holly Ruxin	60,001	262,563	808,502
Anthony Strickland	60,001	748,501	319,231
Jeffrey Berman(2)	40,000	262,563	299,230

(1)	Represents the grant date fair value of stock options in accordance with ASC 718.
(2)	Mr. Berman resigned as director effective September 24, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 19, 2019 regarding the beneficial ownership of our common stock by the following persons:

●	each stockholder or group of stockholders who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Percentage ownership of our common stock is based on 21,212,836 shares of our common stock outstanding as of July 19, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o The Crypto Company, 22809 Pacific Coast Highway, Malibu, California 90265. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of July 19, 2019, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Ron Levy (2)	6,020,156	28.4%

Anthony Strickland (3)	250,000	1.1%

Holly Ruxin (4)	100,000	0.5%

Ivan Ivankovich	-	-%

All Directors and Executive Officers as a Group	6,370,156	28.7%

Mark Schwartz	-	-

James Gilbert	7,434,821	35.0%

Michael Poutre (1)	6,020,156	28.4%

Rafael Furst	3,032,309	14.3%

Redwood Fund LP (1) (2)	3,031,810	14.3%

Imperial Strategies, LLC (1) (2)	2,988,346	14.1%

(1)	Redwood Fund LP is the direct beneficial owner of 3,031,810 shares of Common Stock of the Company. Ladyface Capital, LLC is the General Partner of Redwood Fund LP. Michael Poutre was the Chief Executive Officer and Director of the Company from June 7, 2017 until he resigned on May 14, 2018. Mr. Poutre is the Chief Executive Officer of Ladyface Capital, LLC. Accordingly, Mr. Poutre may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Imperial Strategies, LLC is the direct beneficial owner of 2,988,346 shares of Common Stock of the Company. Michael Poutre is the Chief Executive Officer of Imperial Strategies, LLC, and is the sole member of MP2 Ventures, LLC, a member of Imperial Strategies, LLC, and may be deemed to have voting and investment power over the shares beneficially owned by Imperial Strategies, LLC.

(2)	Ron Levy, Chief Executive Officer, Chief Operating Officer and a Director of the Company, is Chief Operating Officer of Ladyface Capital, LLC. Accordingly, Mr. Levy may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Imperial Strategies, LLC is the direct beneficial owner of 2,988,346 shares of Common Stock of the Company. Mr. Levy is also the Chief Operating Officer of Imperial Strategies, LLC, and is a member of KOL Partners, LLC, a member of Imperial Strategies, LLC, and may be deemed to have voting and investment power over the shares beneficially owned by Imperial Strategies, LLC.

(3)	Includes options to purchase 246,429 shares of Common Stock that may be exercised within 60 days of July 19, 2019.

(4)	Includes options to purchase 100,000 shares of Common Stock that may be exercised within 60 days of July 19, 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2018 were filed in a timely manner, except that, as a result of administrative errors, one Form 4 reporting one transaction was not timely filed on behalf of Mr. Strickland.

Change in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the Company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

From January 1 2018, through the date of this Annual Report on Form 10-K, described below are certain transactions or series of transactions between us and certain related persons. Information relating to employment agreements entered into by the Company and its executive officers and executive officer compensation can be found at Item 11 - Executive Compensation.

We have a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO, is the Co-Managing Director of Full Stack Finance. We incurred $476,287 in fees to Full Stack Finance during the year ended December 31, 2018.

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

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Stock Market. On the basis of information solicited from each director, the board has determined that each of Anthony Strickland and Holly Ruxin is independent within the meaning of such rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2018 and 2017 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2018	2017
Audit fees	$180,134	$144,500
Audit-related fees	128,023	3,495
Tax fees	12,419	12,000
All other fees	-	-
Total fees	$320,576	$159,995

Audit Fees: Represents fees for professional services provided for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for audits of CoinTracking GmbH’s historical financial statements and review of correspondence with regulatory bodies.

The board of directors of the Company does not have an audit committee. The board of directors of the Company oversees the accounting and financial reporting processes of the Company and approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Tax Fees: Represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Our independent registered public accounting firm was not paid any other fees for professional services during the fiscal years ended December 31, 2018 and 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17	000-55726
2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17	000-55726
2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17	000-55726
2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18	000-55726
2.5	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH	8-K	2.1	1/4/19	000-55726
3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17	000-55726
3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17	000-55726
3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17	000-55726
3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17	000-55726
3.5	Amended and Restated Bylaws	8-K	3.1	2/28/18	000-55726
4.1	Description of Securities					*
10.1	Consulting Agreement by and between the Company and MP2 Ventures, LLC, dated as of June 22, 2017.	8-K	10.1	6/28/17	000-55726
10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17	000-55726
10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17	000-55726
10.4	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17	000-55726
10.5	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17	000-55726
10.6	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17	000-55726
10.7	Form of Non-Qualified Stock Option Agreement	8-K	10.1	4/17/18	000-55726	**
10.8	Separation Agreement and General Mutual Release	8-K	10.1	5/25/18	000-55726
10.9	Form of Director Services Agreement	8-K	10.2	5/25/18	000-55726	**
21.1	List of Subsidiaries of The Crypto Company					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002					*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002					*

* Filed herewith

** Management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on July 26, 2019.

THE CRYPTO COMPANY (Registrant)

By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the 26th day of July, 2019.

Signature	Title

/s/ Ron Levy	Chief Executive Officer and Chairman of the Board
Ron Levy	(Principal Executive Officer)

/s/ Ivan Ivankovich	Chief Financial Officer
Ivan Ivankovich	(Principal Financial and Accounting Officer)

/s/ Anthony Strickland
Anthony Strickland	Director

/s/ Holly Ruxin
Holly Ruxin	Director

THE CRYPTO COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet December 31, 2018	F-3

Consolidated Statement of Operations For the Period from Inception, March 9, 2017 through December 31, 2017 and the fiscal year ended December 31, 2018	F-4

Consolidated Statement of Stockholders’ Equity For the Period from Inception, March 9, 2017 through December 31, 2017 and the fiscal year ended December 31, 2018	F-5

Consolidated Statement of Cash Flows For the Period from Inception, March 9, 2017 through December 31, 2017 and the fiscal year ended December 31, 2018	F-6

Notes to Consolidated Financial Statements	F-7 – F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of The Crypto Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Crypto Company as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019.

Lakewood, CO

July 26, 2019

THE CRYPTO COMPANY

Consolidated Balance Sheets

December 31,

	As of December 31, 2018	As of December 31, 2017
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,448	$8,950,244
Accounts receivable, net	-	500
Prepaid expenses and other current assets	79,283	33,294
Assets held for sale	5,190,063	-
Total current assets	5,271,794	8,984,038

Equipment, net of accumulated depreciation	89,332	68,320
Other assets	20,968	1,500
Noncurrent assets held for sale	-	1,131,885

TOTAL ASSETS	$5,382,094	$10,185,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,035,434	$697,609
Income taxes payable	1,600	800
Liabilities held for sale	3,127,921	-
Total current liabilities	4,164,955	698,409

TOTAL LIABILITIES	4,164,955	698,409

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,212,860 and 20,458,945 shares issued and outstanding, respectively	21,213	20,459
Additional paid-in-capital	28,219,355	19,020,176
Accumulated deficit	(28,456,550)	(9,553,301)
Accumulated other comprehensive income	(743,987)	-
TOTAL CRYPTO COMPANY EQUITY	(959,969)	9,487,334
Noncontrolling interests	2,177,108	-
TOTAL STOCKHOLDERS’ EQUITY	1,217,740	9,487,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,382,094	$10,185,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

Consolidated Statement of Operations

For the year ended December 31, 2018 and For the Period from Inception, March 9, 2017 through December 31, 2017

	FOR THE YEAR ENDED DECEMBER 31, 2018	For the Period from Inception, March 9, 2017 through December 31, 2017
		(Restated)
Revenue:
Other	$5,000	$6,000

Total Revenue, net	$5,000	6,000

Operating expenses:
General and administrative expenses	5,730,063	3,471,010
Share-based compensation	3,302,471	6,493,514

Total Operating Expenses	9,032,534	9,964,524

Operating loss	(9,027,534)	(9,958,524)

Impairment other assets	-	(134,100)
Other income(expense)	(14,844)	(1,130)

Loss before provision for income taxes	(9,042,378)	(10,093,754)

Provision for income taxes	1,600	800

Loss from continuing operations	(9,043,978)	(10,094,554)

Income/(loss) from discontinued operations attributable to the Crypto Company	(9,859,271)	541,253

Net loss attributable to the Crypto Company	(18,903,249)	(9,553,301)

Loss from discontinued operations attributable to noncontrolling interest	(6,516,860)	-

Net loss	$(25,420,109)	$(9,553,301)

Other comprehensive loss
Foreign currency translation adjustment	(743,987)	-
Foreign currency translation adjustment attributable to noncontrolling interest	(741,017)	-

Comprehensive loss	$(26,905,113)	$(9,553,301)

Continuing operations:
Net loss attributable to the Crypto Company per common share – basic and diluted	$(0.43)	$(0.60)
Discontinued operations:		-
Income/(loss) attributable to the Crypto Company per common share – basic and diluted	$(0.47)	$0.03
Net loss attributable to the Crypto Company per common share – basic and diluted	$(0.90)	$(0.57)
Weighted average common shares outstanding – basic and diluted	21,096,881	16,746,792

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2018 and for the Period from Inception, March 9, 2017 through December 31, 2017

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, March 9, 2017	-	$-	$-	$-	$-	$-	$-
Stock issued for cash to:	-	-	-	-	-	-	-
Founders at prices ranging from $0.67 to $0.80 per share	425,000	425	399,575	-	-	-	400,000
Private placement investors at $42.86 per share	52,867	53	2,265,833				2,265,886
Stock issued in exchange for services rendered at $1.60 per share	125,000	125	199,875	-	-	-	200,000
Stock issued in exchange for investment in cryptocurrency at $0.80 per share	125,000	125	99,875	-	-	-	100,000
Stock based compensation for founders issued stock at beneficial prices at or near inception	-	-	380,000	-	-	-	380,000
Reverse acquisition with Croe, Inc.
Stock dividend issued to Crypto shareholders
Founders	10,125,000	10,125	(10,125)	-	-	-	-
Private placement investors	793,007	793	(793)	-	-	-	-
Crypto’s common stock exchanged for Croe’s common stock	6,298,747	6,299	(6,299)	-	-	-	-
Shares previously outstanding for Croe not included in the stock exchange	100,000	100	(100)	-	-	-	-
Stock issued in exchange for services rendered at $1.29 per share	129,238	129	166,588	-	-	-	166,717
Stock issued for cash at $2.00 per share	47,500	47	94,953	-	-	-	95,000
Stock issued for cash at $2.00 per share	437,488	437	874,538	-	-	-	874,975
Stock issued in exchange for investment in cryptocurrency at $2.00 per share	62,500	63	124,949	-	-	-	125,012
Stock issued for cash at $2.00 per share, with warrants	672,500	673	1,344,327	-	-	-	1,345,000
Stock issued for cash at $7.00 per share, net of financing costs of $76,073	1,053,848	1,054	7,300,012	-	-	-	7,301,066
Stock issued in connection with cashless exercise of stock options	11,250	11	(11)	-	-	-	-
Stock compensation expense in connection with issuance of options	-	-	5,786,979	-	-	-	5,786,979
Net loss	-	-	-	(9,553,301)	-	-	(9,553,301)
Balance, December 31, 2017	20,458,945	$20,459	$19,020,176	$(9,553,301)	$-	$-	$9,487,334
Stock issued for acquisition of CoinTracking GmbH	473,640	473	4,735,927	-			4,736,400
Fair value of noncontrolling interest acquired in connection with acquisition of CoinTracking GmbH	-	-	-	-	-	9,434,985	9,434,985
Stock issued for services at $2.00 per share	202,512	203	1,417,381	-	-	-	1,417,584
Exercise of stock options	23,096	23	50,035	-	-	-	50,058
Stock issued for cash at $5.00 per share	40,000	40	199,960	-	-	-	200,000
Cashless exercise of stock options	14,667	15	(15)	-	-	-	-
Stock compensation expense in connection with issuance of options	-	-	2,795,891	-	-	-	2,795,891
Other comprehensive loss	-	-	-	-	(743,987)	(741,017)	(1,485,004)
Net loss	-	-	-	(18,903,249)	-	(6,516,860)	(25,420,109)
Balance, December 31, 2018	21,212,860	$21,213	$28,219,355	$(28,456,550)	$(743,987)	$2,177,108	$1,217,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2018	For the Period from Inception March 9, 2017 Through December 31, 2017
		(Restated)
Cash flows from operating activities:
Net loss	$(25,420,109)	$(9,553,301)
Adjustments to reconcile net loss to net cash used in operations:
Net realized gain on investment in cryptocurrency	(1,303,130)	(781,373)
Impairment of investments in cryptocurrency	2,066,803	-
Impairment of intangible assets	3,743,479	-
Impairment of goodwill	9,356,105	-
Impairment of investments, non-cryptocurrency	410,050	-
Impairment of assets held for sale	743,987	-
Expenses paid in cryptocurrency	105,684	-
Depreciation and amortization	1,214,827	4,675
Share-based compensation	4,213,475	6,533,696
Change in operating assets and liabilities:
Accounts receivable	500	(500)
Loan receivable, related party	23,696	-
Prepaid expenses	77,078	(33,294)
Accounts payable and accrued expenses	493,138	698,409
Contract liabilities	(1,977,768)	-
Other assets	(21,919)	(1,500)
Net cash used in operating activities	(6,274,104)	(3,133,188)

Cash flows from investing activities:
Payments for purchase of equipment	(42,675)	(72,995)
Cash paid for acquisition, net of cash acquired	(3,189,303)	-
Proceeds from sales of cryptocurrency	7,498,837	-
Purchase of investments, non-cryptocurrency	(500,000)	-
Purchase of investments in cryptocurrency	(5,269,888)	(125,500)
Capitalized software development	(127,937)	-
Net cash used in investing activities	(1,630,966)	(198,495)

Cash flows from financing activities:
Proceeds from common stock issuance	200,000	12,358,000
Financing costs relating to common stock issuance	50,057	(76,073)
Net cash provided by financing activities	250,057	12,281,927

Effect of exchange rate changes on cash	(188,581)	-
Net (decrease) increase in cash and cash equivalents	(7,843,594)	8,950,244
Cash and cash equivalents at the beginning of the period	8,950,244	-
Cash and cash equivalents at the end of the period	$1,106,650	$8,950,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$1,130
Cash paid for income taxes	$800	-

Noncash investing activities:
Shares of common stock issued in exchange of investment in cryptocurrency	$-	$225,012
Transfer of non-cryptocurrency to investments in cryptocurrency	$255,763	-
Customer payments received in cryptocurrency	$1,211,250	$-
Cryptocurrency acquired in trade of cryptocurrency investments	$5,065,384	$2,748,715
Issue of common stock for acquisition of CoinTracking GmbH	$4,736,400	$-
Purchase of contract asset for commissions and incentives with investments in cryptocurrency	$186,377	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

Notes to Consolidated Financial Statements

NOTE 1 – THE COMPANY

The Crypto Company was incorporated in the State of Nevada on March 9, 2017 (“Inception”). The Company is engaged in the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions. The Company currently generates revenues and incurs expenses solely through these consulting operations.

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this “Annual Report”) refer to The Crypto Company and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CoinTracking’s majority-owned subsidiary, CoinTracking GmbH, which was sold subsequent to December 31, 2018. See “Note 17 - Subsequent Events” for additional details.

During the year ended December 31, 2018, the Company had two principal business segments that generated revenues and incurred expenses, both of which have ceased operations as of the date of this Annual Report:

The cryptocurrency investment segment generated revenues that primarily consisted of amounts earned through trading activities of cryptocurrencies. The Company recorded its investments in cryptocurrency as indefinite lived intangible assets, at cost less impairment, and are reported as long-term assets in the consolidated balance sheets. Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the consolidated statement of operations and comprehensive income.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The company prepares its consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Crypto Sub, CoinTracking, and Malibu Blockchain, as well as its 50.1% ownership of CoinTracking GmbH. All significant intercompany accounts and transactions are eliminated in consolidation. Subsequent to December 31, 2018, the Company sold its entire equity ownership stake in CoinTracking GmbH. See Recent Developments in this Note 2 and “Note 17 - Subsequent Events” for additional details.

Recent Developments – On December 28, 2018, CoinTracking entered into an agreement on the purchase and assignment of shares, agreements on a purchase price of loan agreement, and a compensation agreement (collectively, the “Agreement”), pursuant to the laws of the Republic of Germany, with Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and CoinTracking GmbH. Subsequent to December 31, 2018, pursuant to the Agreement, CoinTracking sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the equity interests in CoinTracking GmbH and 100% of CoinTracking’s holdings in CoinTracking GmbH, to Kachel Holding in exchange for USD $2,200,000, of which (i) USD $1,000,000 was paid in cash to CoinTracking and (ii) USD $1,200,000 was applied toward the repayment of an outstanding loan in the amount of USD $1,500,000 from CoinTracking GmbH to CoinTracking.

As a result of the pending sale as of December 31, 2018, of CoinTracking’s entire equity ownership stake in CoinTracking GmbH, and a strategic shift in the Company’s business in the fourth quarter of 2018 away from cryptocurrency investing to blockchain consulting and education, the assets and liabilities to be sold or disposed of other than by sale are reported in assets and liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2018. Additionally, the current operating results associated with these assets and liabilities have been reclassified to give effect to these changes and are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. See “Note 15 - Discontinued Operations” and “Note 17 - Subsequent Events” for additional details.

Liquidity and Going Concern – The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of December 31, 2018, the Company had cash of $2,448, a decline of $8,947,796 from the December 31, 2017 balance of $8,950,244. This decline is due, in part, to the acquisition of CoinTracking GmbH in January 2018, which included $3,189,303 of cash consideration, net of acquired cash. In addition, the Company’s net loss before provision for income taxes was $18,903,249 for the year ended December 31, 2018. The Company’s working capital was negative ($955,303) as of December 31, 2018. During 2018, the Company liquidated a majority of its investments in cryptocurrency, which had a cost basis of $964,067 at December 31, 2017. In addition, subsequent to December 31, 2018, the Company sold its equity interest in CoinTracking GmbH for $2,200,000, of which (i) $1,000,000 was received in cash and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH. See “Note 17 - Subsequent Events” for additional details. The cash received from the liquidation of the Company’s investment in cryptocurrency helped fund the Company’s operations during 2018, and the funds received from the sale of CoinTracking GmbH will be used to help fund operations in 2019. As of December 31, 2018, the accumulated deficit amounted to $28,456,550. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful or that the Company will be able to replace the revenues lost as a result of the sale of CoinTracking GmbH, in 2019 and beyond. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of estimates – The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, allocation of revenue on software subscriptions, valuation of goodwill from business acquisitions, valuation and recoverability of investments, valuation allowances of deferred taxes, and share-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

Cash and cash equivalents – The Company defines its cash and cash equivalents to include only cash on hand and certain highly liquid investments with original maturities of ninety days or less. The Company maintains its cash and cash equivalents at financial institutions, the balances of which may, at times, exceed federally insured limits. Management believes that the risk of loss due to the concentration is minimal.

Investments in cryptocurrency – Investments are comprised of several cryptocurrencies the Company owns, of which a majority is Bitcoin, that are actively traded on exchanges. The Company records its investments as indefinite lived intangible assets at cost less impairment and are reported as long-term assets in the consolidated balance sheets. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp.

Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the Consolidated Statements of Operations.

The following table presents additional information about investments in cryptocurrency, as of December 31, 2018:

December 31, 2018
Balance at January 1, 2018	$964,067
Acquisition of CoinTracking GmbH	1,115,345
Purchases of cryptocurrency	5,269,888
Net realized gains on investments in cryptocurrency	1,303,130
Transfer from investments, non-cryptocurrency	255,763
Customer payments in cryptocurrency	1,211,250
Expenditures of cryptocurrency	(292,060)
Sales of cryptocurrency	(7,498,837)
Impairment of cryptocurrency	(2,066,803)
Foreign currency impact	(32,463)
Balance at December 31, 2018	$229,280

The following table summarizes the historical cost of cryptocurrencies, held as of December 31, 2018:

Bitcoin	$200,849
Ethereum	19,383
Litecoin	5,153
Bitcoin Cash	2,018
Ripple	1,290
Other Cryptocurrencies	587
Balance at December 31, 2018	$229,280

The investments in cryptocurrency are included in assets held for sale at December 31, 2018.

Investments – non-cryptocurrency – As of December 31, 2018, the Company has invested $667,818 as part of nine financings, including $500,000 during the year ended December 31, 2018. The investments include $417,818 invested in accordance with eight token pre-sale and simple agreement for future tokens (“SAFT”) agreements. The agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. In addition, the Company invested $250,000 as part of a financing in accordance with a simple agreement for future equity (“SAFE”) agreement, representing 4% interest, at the time of the investment, in a private enterprise. The Company’s SAFE investment may take the form of equity in the future, relating to a potential equity financing or initial public offering and a token grant in the event of a successful Initial Coin Offering (“ICO”) by the enterprise.

The Company received tokens for $255,763 of its investments, at cost, during 2018 which have been transferred to an active exchange and included in Investments in Cryptocurrency in the consolidated balance sheets.

The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for its investments, non-cryptocurrency using the cost method since the investments are not marketable and do not give the Company significant influence. The Company has determined that $160,050 of its remaining token pre-sale or SAFT investments as of December 31, 2018 were impaired as the Company determined that a token generation event and trading on an active change were remote.

During the year ended December 31, 2018, the Company determined that its SAFE investment is impaired as the enterprise changed its primary business model and requires additional financing to bring its products to market. Therefore, the Company has recorded an impairment loss of $250,000, representing the full value of its investment.

Equipment – Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life ranging from three to five years. Normal repairs and maintenance are expensed as incurred. Expenditures that materially adapt, improve, or alter the nature of the underlying assets are capitalized. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to income.

Impairment of long-lived assets – The Company analyzes its long-lived assets, including intangible assets with finite useful lives (subject to amortization) acquired in connection with the acquisition of CoinTracking GmbH, for potential impairment. Impairment losses are recorded on long-lived assets when indicators of impairment are present, and for intangible assets acquired in connection with acquisitions, the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. In such cases, the carrying values of assets to be held and used are adjusted to their estimated fair value, less estimated selling expenses. For the year ended December 31, 2018, the Company recognized an impairment loss of $2,749,646 on its definite lived intangible assets related to CoinTracking GmbH, classified as Held for Sale. There was no impairment in the period from Inception to December 31, 2017. Subsequent to December 31, 2018, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 17 - Subsequent Events” for additional details.

Business combination – The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values with the residual of the purchase price recorded as goodwill. The results of operations of acquired businesses are included in our operating results from the dates of acquisition.

Goodwill and indefinite lived intangible assets – The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trade names, and developed technologies. Intangible assets subject to amortization are amortized over the period of estimated economic benefit of five years. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually, on December 31, or more frequently if the Company believes indicators of impairment exist. Indefinite lived intangible assets also include investments in cryptocurrency (see Investments in Cryptocurrency).

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. The Company performed the annual impairment test for goodwill and intangible assets with indefinite lives as of December 31, 2018 using a quantitative assessment, and recorded an intangible asset impairment of $993,833, and $9,356,105 for goodwill, related to the intangible assets and goodwill acquired in connection with the purchase of CoinTracking GmbH (See Note 9 – Goodwill and Intangible Assets for further information). There was no impairment for the period from inception through December 31, 2017.

In addition, we capitalized certain costs incurred with developing our CoinTracking SaaS platform in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased, or Marketed once technological feasibility has been established. Capitalized software costs primarily include i) external direct costs of services utilized in software development and ii) compensation and related benefits for employees who are directly associated with software development. We amortized our capitalized software costs over a five-year period, reflecting the estimated useful lives of the assets.

Foreign Currency Translation – Results of foreign operations are translated into USD using average rates prevailing throughout the period, while assets and liabilities are translated in USD at period end foreign exchange rates. Transactions gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the consolidated statements of operations, within other income, in the year in which the change occurs. The Company’s functional currency is USD while the functional currency for CoinTracking GmbH is in euros.

Income taxes – Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. For the year ended December 31, 2018, the income tax payable of $1,600 reflects the minimum franchise tax for the State of California.

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

As of December 31, 2018, we are subject to taxation in the U.S., as well as state and German taxes. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany. Subsequent to September 30, 2018, we sold our entire equity ownership stake in CoinTracking GmbH. See “Note 17 - Subsequent Events” for additional details.

Fair value measurements – The Company recognizes and discloses the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Revenue recognition – The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method for contracts as of the date of initial application. There is no cumulative impact to the Company’s retained earnings at January 1, 2018. See “Note 6 – Subscription Revenue Recognition” for additional information on the impact to the Company.

Share-based compensation – In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the year ended December 31, 2018 and the period from Inception to December 31, 2017, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $342,645 of marketing expenses for the year ended December 31, 2018, compared to $20,054 for the period from Inception through December 31, 2017.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

NOTE 3 – Restatement of the Consolidated Financial Statements

The purpose of restatement is to correct errors in the Company’s previously issued financial statements, as disclosed in the Company’s Current Report on Form 8-K filed subsequent to December 31, 2018, on January 3, 2019. The restatement is in connection with the accounting for investments in cryptocurrency at fair value as opposed to intangible assets with indefinite lives and record such investments in cryptocurrency at historical cost less impairment, if any. Management previously reported its investments in cryptocurrency at fair value, with changes in fair value reported as unrealized gains and losses in its consolidated statements of operations. The Company has corrected the error in this Annual Report for the period from January 1, 2018 to June 30, 2018, and for the period from inception to December 31, 2017. The Company’s investment in cryptocurrency at December 31, 2017 were accounted for in error and were overstated from their historical cost by $1,785,742. In addition, the Company corrected the classification of its net realized gain/loss on investments in cryptocurrency by reclassifying them from revenue to other income(expense).

The Company has also determined that its classification and disclosures of $367,639 in investments, as of June 30, 2018, were incorrectly described as investments in Initial Coin Offerings and included as investments in cryptocurrency in its consolidated balance sheets. The investments were made in accordance with token pre-sale and simple agreement for tokens agreements (“SAFT”), and should be included as investments, non-cryptocurrency in the Company’s consolidated balance sheets. The Company reclassified the balance and changed the related disclosures in this current filing. Management believes the reclassification is material to the Company’s condensed consolidated financial statements in the period from January 1, 2018 to June 30, 2018, and for the period from inception to December 31, 2017.

Finally, in connection with the acquisition of CoinTracking GmbH, the Company completed its preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed based on the information available and preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed. The result is the recording of intangible assets of $7,726,356, noncontrolling interest of $9,434,984, and a reduction of $43,348 to net assets acquired, resulting in an adjustment to increase goodwill of $1,665,279. The Company recorded amortization expense of $993,023 relating to certain intangible assets acquired for the year ended December 31, 2018, of which $211,153 and $486,176 have been restated for the three and six months ended March 31 and June 30, 2018, respectively. As a result of these changes, the Company restated its consolidated balance sheet and consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and June 30, 2018, as noted below. Subsequent to December 31, 2018, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 17 - Subsequent Events” for additional details.

The Company’s originally disclosed accounting policy, from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018 regarding investments in cryptocurrency stated that:

“Investments in cryptocurrency – Investments are comprised primarily of two types of cryptocurrency investments. The Company owns several cryptocurrencies, of which a majority is Bitcoin, which are actively traded on exchanges and are reported at fair value as determined by digital asset markets with realized gains and losses calculated on a trade date basis as the difference between the fair value and cost of cryptocurrencies transferred. Management believes that measuring cryptocurrencies at fair value, consistent with the accounting for trading investments in commodities and securities with changes in fair value recognized on both the balance sheet and profit and loss statements, best reflects the Company’s financial position and the economics and characteristics of its cryptocurrency investments. The Company recognizes the fair value changes in unrealized gains and losses on investment through the accompanying Statement of Operations. For the six-month period ended June 30, 2018, the Company had a consolidated balance of $2,200,449 in investments in cryptocurrencies. The Company believes that it would be able to liquidate a majority of its portfolio into cash within one to seven days, if needed. As of June 30, 2018, the Company’s holdings represent on average 1.3% of the daily volume of total trades on the specific exchanges where it would be able to convert its holdings to cash. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp. These exchanges, in the aggregate, account for approximately $168,000,000 in Bitcoin/U.S. dollars (“USD”) trades per day globally.

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

The Company’s updated accounting policy regarding investments in cryptocurrency transactions and remeasurement states that:

“Investments in cryptocurrency – Investments are comprised of several cryptocurrencies the Company owns, of which a majority is Bitcoin, that are actively traded on exchanges. The Company records its investments as indefinite lived intangible assets at cost less impairment and are reported as long-term assets in the consolidated balance sheets. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp.

Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the consolidated statement of operations and comprehensive income.

Investments – non-cryptocurrency – As of December 31, 2018, the Company has invested $667,818 as part of nine financings, including $500,000 during the year ended December 31, 2018. The investments include $417,818 invested in accordance with eight token pre-sale and simple agreement for future tokens (“SAFT”) agreements. The agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. In addition, the Company invested $250,000 as part of a financing in accordance with a simple agreement for future equity (“SAFE”) agreement, representing 4% interest, at the time of the investment, in a private enterprise. The Company’s SAFE investment may take the form of equity in the future, relating to a potential equity financing or initial public offering and a token grant in the event of a successful Initial Coin Offering (“ICO”) by the enterprise.

The Company received tokens for $255,763 of its investments, at cost, during 2018 which have been transferred to an active exchange and included in Investments in Cryptocurrency in the consolidated balance sheets.

The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for its investments, non-cryptocurrency using the cost method since the investments are not marketable and do not give the Company significant influence. The Company has determined that there is no impairment of its remaining token pre-sale or SAFT investments as of December 31, 2018 as they were entered into in the last twelve months and progress has been demonstrated toward tokenization.

During the year ended December 31, 2018, the Company determined that its SAFE investment is impaired as the enterprise changed its primary business model and requires additional financing to bring its products to market. Therefore, the Company has recorded an impairment loss of $250,000, representing the full value of its investment.”

The Company has determined that its previously issued financial statements should be restated on a prospective basis. Accordingly the Company is not amending and re-filing the financial statements included in its prior quarterly reports on Form 10-Q for each of the quarterly periods from Inception through June 30, 2018, nor in its Annual Report for the period from Inception through December 31, 2017. Management believes the errors are material when considering quantitative materiality. Management does not believe it is probable that the judgment of a reasonable person relying upon its prior filings would have been changed or influenced by the inclusion or correction of the item, nor is there a substantial likelihood that a reasonable person would consider it important.”

The effect of the restatement on the Company’s net loss, net loss attributable to The Crypto Company, comprehensive income and per-share amounts for the prior interim periods of 2018 ended June 30, 2018 are as follows:

	For the three months ended March 31, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net loss	$(3,521,747)	$1,587,709	$(211,153)	$(2,145,191)
Net loss attributable to The Crypto Company	(3,158,118)	1,587,709	(105,788)	(1,676,197)
Net loss per common share – basic and diluted	(0.15)			(0.08)
Weighted average common shares outstanding – basic and diluted	20,864,198	-		20,864,198

	For the three months ended June 30, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net loss	$(7,145,543)	$182,168	$(275,024)	$(7,238,399)
Net loss attributable to The Crypto Company	(7,272,309)	182,925	(137,237)	(7,226,621)
Net loss per common share – basic and diluted	(0.34)			(0.34)
Weighted average common shares outstanding – basic and diluted	21,131,457	-		21,131,457

	For the six months ended June 30, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net loss	$(10,667,291)	$1,769,877	$(486,176)	$(9,383,590)
Net loss attributable to The Crypto Company	(10,431,256)	1,770,634	(243,359)	(8,903,981)
Net loss per common share – basic and diluted	(0.50)			(0.42)
Weighted average common shares outstanding – basic and diluted	21,003,328	-		21,003,328

(1)	Reflects the restatement in connection with the accounting for investments in cryptocurrency as intangible assets with indefinite lives and record such investments in cryptocurrency at cost less impairment.
(2)	Reflects the restatement of the intangible asset amortization due to the completion of the preliminary valuation of the fair value of tangible and intangible assets acquired and related liabilities in connection with the acquisition of CoinTracking GmbH on January 26, 2018.

The effect of the restatement on the Company’s condensed consolidated balance sheet as of December 31, 2017 is as follows:

	December 31, 2017
	As Previously Reported	Restatement Adjustment		Audited and Restated
Investment in cryptocurrency, net	$2,917,627	$(2,917,627)		$-
Total current assets	11,901,665	(2,917,627	)(1)	8,984,038
Investment in cryptocurrency, net	2,917,627	(1,785,742	)(1)	1,131,885
Total assets	11,971,485	(1,785,742)		10,185,743
Accumulated deficit	(7,767,559)	(1,785,742)		(9,553,301)
Total stockholders’ equity	11,273,076	(1,785,742)		9,487,334
Total liabilities and stockholders’ equity	11,971,485	(1,785,742)		10,185,743

(1)	Includes reclassification of investments in cryptocurrency from current assets to long-term assets.

The effect of the restatement on the Company’s condensed consolidated statement of operations for the period from Inception through December 31, 2017, are as follows:

	Inception through December 31, 2017
	As Previously Reported	Restatement Adjustment	As Restated
Net realized gain on investment in cryptocurrency	$781,373	$(781,373)	$-
Operating loss	(9,551,371)	(781,373)	(10,332,744)
Net change in unrealized appreciation (depreciation) on investment in cryptocurrency	1,785,742	(1,785,742)	-
Other income(expense):
Net realized gain on investment in cryptocurrency	-	781,373	781,373
Loss before provision for income taxes	(7,766,759)	(1,785,742)	(9,552,231)
Net loss	(7,767,559)	(1,785,742)	(9,553,301)
Net loss per common share - basic and diluted	(0.46)		(0.57)
Weighted average common shares outstanding - basic and diluted	16,746,792		16,746,792

(1)	Restatement adjustment includes reclassification of net realized gain/(loss) on investment in cryptocurrency from revenue to other income(expense).

The effect of the restatement on the Company’s consolidated statement of cash flows for the period from Inception through December 31, 2017, are as follows:

	Inception through December 31, 2017
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(7,767,559)	$(1,785,742)	$(9,553,301)
Net change in unrealized appreciation (depreciation) on investment in cryptocurrency	(1,785,742)	1,785,742	-
Noncash investing activities:
Cryptocurrency acquired in trade of cryptocurrency investments	$-	$2,748,715	$2,748,715

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, add, and modify certain disclosures. The ASU removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation process for Level 3 fair value measurements; and (4) certain other requirements for nonpublic entities. The ASU adds the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, disclosure of other quantitative information may be more appropriate if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU modifies disclosure requirements in Topic 820 relating to timing of liquidation of an investee’s assets, the disclosure of the date when restrictions from redemption might lapse, the intention of the measurement uncertainty disclosure, and certain other requirements for nonpublic entities. This new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software). The amendments in this ASU require an entity (customer) in a hosting arrangement that is a service to (1) determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense; (2) expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (3) apply the existing impairment guidance to the capitalized implementation costs as if the costs were long-lived assets; (4) present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting arrangements; and (5) present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. This new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Essentially, an entity will not have to account for the effects of a modification if: (1) The fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The new standard became effective for us on January 1, 2018. Adoption of the ASU No. 2017-11 did not have a significant impact on our consolidated financial statements and related disclosures.

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

NOTE 5 – ACQUISITION

On January 26, 2018, the Company, through its wholly owned subsidiary, CoinTracking, acquired 50.1% of the equity interest in CoinTracking GmbH, for (i) $4,736,400 in cash and (ii) 473,640 shares of common stock of the Company at $10 per share for a total purchase price valued at $9,472,800. On the acquisition date, the fair market value of $10 per share for the Company’s common stock was determined using a trading range from November 2017, discounted further due to lack of marketability. The Company used this approach due to the lack of trading volume since (i) the stock trading was suspended by the SEC in December 2017 and was moved to OTC Grey market by the OTC Markets Group, Inc. on January 3, 2018, (ii) stock sales to accredited investors on December 12, 2017, at $7 per share, and (iii) a valuation performed as of March 31, 2018. The equity purchase agreement between the Company and CoinTracking GmbH included a purchase price adjustment pursuant to which the consideration would increase if the share price of the Company’s common stock closed below $10 per share on July 2, 2018. No adjustment was required.

CoinTracking GmbH provides its customers with the ability to view and monitor their own cryptocurrency portfolios as well as tax calculation and reporting services. Customers may not make trades through the CoinTracking GmbH platform. The purpose of the acquisition was to increase the Company’s presence in the digital asset industry and build strategic alliances.

The consolidated financial statements were prepared using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and have been included in the Company’s consolidated results as of the acquisition date with the Company considered as the accounting acquirer and CoinTracking GmbH as the accounting acquiree.

Accordingly, consideration paid by the Company to complete the acquisition was allocated to the identifiable assets and liabilities of CoinTracking GmbH based on estimated fair values as of the closing date. The Company made a preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed based on the information available and preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed. Acquisition-related costs were expensed as incurred and were not considered to be significant.

In the fourth quarter of the year ended December 31, 2018, the Company completed its allocation of the consideration transferred to the assets acquired and liabilities assumed based on the fair value of tangible and intangible assets acquired and liabilities assumed. The result was the recording of intangible assets of $7,726,356, noncontrolling interest of $9,434,984, and an additional adjustment of $267,401 to net assets acquired, resulting in an adjustment to increase goodwill of $1,976,029, from $10,014,881 to $11,990,910.Subsequent to December 31, 2018 and the 2018 fiscal year end, we sold our entire equity ownership stake in CoinTracking GmbH. See “Note 17 Subsequent Events” for additional details.

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

Unaudited pro forma financial information

The unaudited pro forma financial information in the table below presents the combined results of the Company and CoinTracking GmbH as if the acquisition had occurred on January 1, 2018. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2018.

For the year ended December 31, 2018:

2018
Revenue	$3,553,979
Net loss	(18,579,800)
Basic and diluted loss per share:
Basic and diluted	$(0.88)

Subsequent to December 31, 2018, we sold our entire equity ownership stake in CoinTracking GmbH. See “Note 17 - Subsequent Events” for additional details.

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

Net Revenue and Charge-back Reserves

CoinTracking GmbH does not maintain an allowance for doubtful accounts because the customer prepays for subscription in advance before access is provided to CoinTracking GmbH’s website. The Company maintained a reserve for potential credits issued to consumers or other revenue adjustments when necessary. In addition, as of December 31, 2018, PayPal withheld $47,872 for potential credits issued to customers, which is included in assets held for sale on the Company’s consolidated balance sheets. As of December 31, 2017, the Company did not have consolidated contract liabilities.

Contract Liabilities

Contract liabilities were recorded when payments were received or due in advance of performing CoinTracking GmbH’s service obligations and was recognized over the service period, which primarily related to prepayments of subscription revenue. At the acquisition date of January 26, 2018, CoinTracking GmbH’s total contract liabilities were $3,616,724, and we recognized revenue of $3,553,979 for the year ended December 31, 2018. As of December 31, 2018, $1,750,465 of current contract liabilities and $847,461 of long-term contract liabilities are included in liabilities held for sale. As of December 31, 2017, we did not have consolidated contract liabilities.

Assets Recognized from the Costs to Obtain a Contract with a Customer

CoinTracking GmbH has determined that certain costs associated with affiliate payments paid to customers pursuant to certain sales incentive programs, meet the requirements to be capitalized as a cost of obtaining a contract. Affiliates are paid in Bitcoins and expense is amortized over the applicable subscription period.

During the year ended December 31, 2018, the Company recognized expense of $208,104 related to the amortization of affiliate payments. The aggregate contract asset balance at December 31, 2018 was $106,026, included in assets held for sale. Subsequent to December 31, 2018, we sold our entire equity ownership stake in CoinTracking GmbH. See “Note 17 - Subsequent Events” for additional details.

NOTE 7 – INVESTMENTS, NON-CRYPTOCURRENCY

The Company has invested $417,818 in non-tradeable token pre-sale and SAFT agreements, including $250,000 during the year ended December 31, 2018. In addition, the Company invested $250,000 during the year ended December 31, 2018 as part of a financing in accordance with a SAFE investment in a private enterprise. These investments are included as Level 3 investments as there was no active market as of December 31, 2018.

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent and verifiable. Non-cryptocurrency investments are carried at cost which approximates fair value at December 31, 2018. The Company considers the length of its investments, of which a majority were made during the current year, as well as its comprehensive investment process which includes reviews of white papers, preparation of either short or long forms analysis that is reviewed by the Company’s internal investment committee, among other factors in determining fair value. At the time that the investments are tokenized and available on active market exchanges, the investments will be reclassified to investments in cryptocurrency

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2018:

Level 3
Non-Cryptocurrency

Balance at December 31, 2017	$167,818
Transfers to investments in cryptocurrency	(255,763)
Purchases, sales, issuances, and settlement, net	500,000
Impairment	(410,050)
Balance at December 31, 2018	$2,005

These investments are included in assets held for sale at December 31, 2018.

NOTE 8 – EQUIPMENT

Equipment consists of the following at December 31:

	2018	2017
Computer equipment	$114,244	$69,241
Furniture equipment	20,980	3,754
	135,224	72,995
Less accumulated depreciation	(35,522)	(4,675)
	$99,701	$68,320

Depreciation expense for equipment was $30,847 and $4,675 for the year ended December 31, 2018 and the period from Inception through December 31, 2017, respectively. Depreciation expense is included in selling, general and administrative expenses.

Equipment of $10,369 are included in assets held for sale at December 31, 2018.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company’s goodwill balance is the result of the acquisition of CoinTracking GmbH in the current year (see Note 5 - Acquisition). Intangible assets include software development costs, related to the CoinTracking GMBH SaaS platform, customer base and trade name.

The carrying amount of goodwill for the year ended December 31, 2018 was as follows:

December 31, 2018
Balance at December 31, 2017	$-
Acquisitions	11,990,910
Impairment	(9,356,105)
Foreign translation impact	(940,100)
$1,694,705

The carrying amounts of intangible assets for the year ended December 31, 2018 was as follows:

	Estimated Useful Life	Gross Carry Amount	Accumulated Amortization	Impairment	Balance as of December 31, 2018
Trade name	-	$1,797,768	-	$(993,833)	$803,935

Software	5 Years	4,264,412	(795,888)	(2,366,546)	1,101,978
Customer base	5 Years	1,058,422	(197,458)	(270,267)	590,697
Capitalized software	5 Years	127,937	(15,104)	(112,833)	-
		$7,248,539	$(1,008,450)	$(3,743,479)	$2,496,610

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. Amortization expense related to intangible assets was $1,008,450 year ended December 31, 2018. There was no amortization expense related to intangible assets in the prior year from Inception through December 31, 2017.

Amortization expense for intangible assets is included in general and administrative expenses.

The Company’s goodwill and intangible assets relate to CoinTracking GmbH and are therefore included as held for sale on the consolidated balance sheets, and amortization expense and impairment losses are included in loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2018.

Impairment of goodwill and indefinite lived intangible assets

The Company performed its annual impairment test at December 31, 2018. Based on the guidance in ASC 350 – Intangibles – Goodwill and Other, management of the Company elected to bypass the qualitative assessment of goodwill and proceeded directly to performing the first step of the goodwill impairment test. The first step of the goodwill impairment test indicated that the fair value of goodwill was below its carrying value, indicating impairment. The Company then performed the second step of the goodwill impairment test, comparing the implied fair value of goodwill to its carrying value, resulting in an impairment charge of $9,356,105. In addition, the Company recognized an impairment charge of $998,833 related to the Trade Name indefinite lived intangible asset.

CoinTracking GmbH was acquired in the first quarter of 2018, shortly after bitcoin and other cryptocurrencies reached their highest market values, resulting in significant customer signups for CoinTracking GmbH’s software subscription service. Beginning in early 2018, the market value of cryptocurrencies declined sharply, resulting in a steady decline in new customer signups. While software subscription revenues for 2018 were in line with the Company’s projections, the Company reduced its projected revenue expectations for future years in line with the decline in new customer signups. Subsequent to December 31, 2018, the Company agreed to sell the software subscription business back to the noncontrolling shareholder at sales price of $2,200,000, significantly below the $9,472,800 purchase price paid by the Company in January 2018. See “Note 17 - Subsequent Events” for additional details.

The Company estimates the fair value of its reporting units using a weighting of fair values derived from both the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly traded companies to the reporting unit. The Company used a 50% weighting of these two approaches in determining the fair value of CoinTracking GmbH, which fair value approximated the Company’s sales price.

NOTE 10 – WARRANTS FOR COMMON STOCK

As of December 31, 2018, outstanding warrants to purchase shares of the Company’s common stock were as follows:

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

NOTE 11 – SUMMARY OF STOCK OPTIONS

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

During the year ended December 31, 2018, the Company issued an additional 450,000 stock options to members of its board of directors, 1,957,062 stock options to employees, and 400,000 stock options to non-employees.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of December 31, 2018, there are outstanding stock option awards issued from the Plan covering a total of 1,401,612 shares of the Company’s common stock and there remain reserved for future awards 3,544,459 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding at December 31, 2016	-
Options granted	657,031	$2.28
Options cancelled	-	-
Options exercised	(12,500)	$1.00
Options outstanding, at December 31, 2017	644,531	$2.32
Options granted	2,807,062	$7.37
Options cancelled	(2,008,552)	$6.93
Options exercised	(41,429)	$2.09
Options outstanding, at December 31, 2018	1,401,612	$5.83	9.08	$-
Exercisable	1,013,635	$6.16	9.10	$-
Vested and exercisable and expected to vest, end of period	1,401,612	$5.83	9.08	$-

The Company recognized $2,795,891 and $5,786,979, of compensation expense related to stock options for the year ended December 31, 2018 and the period from Inception to December 31, 2017, respectively.

The total intrinsic value for options exercised, determined using the market price of our common stock on the date of exercise, was $295,763 and $7,175,000 during the year ended December 31, 2018 and the period from Inception to December 31, 2017, respectively.

During the year ended December 31, 2018 and the period from Inception through December 31, 2017 the Company did not grant any restricted stock awards.

As of December 31, 2018, approximately $357,058 of total unrecognized compensation costs related to stock options issued to employees is expected to be recognized over a weighted average period of approximately 1.18 years.

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

The range of assumptions used for the year ended December 31, 2018 and the period from Inception through December 31, 2017 are as follows:

	Year ended December 31, 2018	Period from Inception through December 31, 2017
	Ranges	Ranges
Volatility	48 – 55%	36 – 48%
Expected dividends	0%	0%
Expected term (in years)	5 – 10 years	5 – 10 years
Risk-free rate	1.81 – 3.12%	1.81 – 2.36%

Stock options issued to nonemployees are revalued at each vesting tranche and/or reporting date in accordance with ASC 505.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO, is the Co-Managing Director of Full Stack Finance. The Company paid a total of $476,287 and $111,075 in fees to Full Stack Finance during the year ended December 31, 2018 and the period from Inception to December 31, 2017, respectively. There was a balance of $133,834 due to Full Stack Finance, at December 31, 2018. There was no balance due to Full Stack at December 31, 2017.

The Company has a loan receivable from an officer of CoinTracking GmbH as of December 31, 2018 totaling $170,684. The loan is due upon demand and it bears interest at 2%. During the year ended December 31, 2018 and the period from Inception to December 31, 2017 interest income accrued for this loan was $3,300 and $0, respectively, which is included in other income/(expense) on the accompanying consolidated statements of operations. During the year ended December 31, 2018, the company sold $939,155 in cryptocurrency held by CoinTracking GmbH to an officer of CoinTracking GmbH, in accordance with a shareholder resolution entered into on September 21, 2018.

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, pursuant to which CoinTracking GmbH may provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to CoinTracking, to be advanced to CoinTracking in one or more tranches, at such times and in such amounts as may be requested by CoinTracking from time to time, on or before the tenth anniversary of the Loan Agreement. The Company is deemed obligor of CoinTracking’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan will accrue at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and will be payable quarterly. During the year ended December 31, 2018, pursuant to the Loan Agreement, CoinTracking GmbH advanced $1,500,000 to CoinTracking in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively, which is still outstanding as of December 31, 2018. The CoinTracking Note will mature on the second anniversary thereof. CoinTracking and CoinTracking GmbH are consolidated entities, as such, the loan and advances are intercompany transactions and are eliminated in consolidation. Subsequent to December 31, 2018, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sale proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. See “Note 17 - Subsequent Events” for additional details.

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer and director of the Company resigned from all of his then-current roles with the Company. Mr. Poutre remained a consultant until November 2018. In connection with Mr. Poutre’s resignation, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018 and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period. The Separation and Consulting Agreement provides that the Company pays Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre served as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches. The Separation and Consulting Agreement contains other standard provisions contained in agreements of this nature including non-disparagement and a general release of any and all claims. During 2018, the Company paid Mr. Poutre $90,000 of the $180,000 due in connection with his Separation and Consulting Agreement. Subsequent to December 31, 2018, the Company reached a settlement with Mr. Poutre, reducing the final amount due to $40,000 (see Note 17 – Subsequent Events).

NOTE 13 – BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the basic and diluted loss per share computations for the year ended December 31, 2018 and the period from Inception through December 31, 2017:

	Year ended December 31, 2018	Period from Inception through December 31, 2017
		(Restated)
Numerator for basic and diluted income per share:
Net loss from continuing operations attributable to the Company	$(9,043,978)	$(10,094,554)

Discontinued operations:
Income/(loss) attributable to the Company	(9,859,271)	541,253
Net loss per share attributable to the Company	$(18,903,249)	$(9,553,301)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	21,096,881	16,746,792
Common stock equivalents	-	-
Weighted average shares (diluted)	21,096,881	16,746,792

Basic and diluted income (loss) per share:
Net loss from continuing operations attributable to the Company	$(0.43)	$(0.60)
Net loss from discontinued operations attributable to the Company	(0.47)	0.03
Net loss attributable to the Company	$(0.90)	$(0.57)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On November 1, 2018, the Company relocated its corporate office and entered into a month-to-month office agreement with Regus Management Group, LLC for $344 per month. Facility rent expense was $107,053 and $45,000 for the year ended December 31, 2018 and for the period from inception through December 31, 2017, respectively.

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

NOTE 15 - Discontinued Operations

On December 28, 2018, the Company entered into an agreement to sell its controlling interest in CoinTracking GmbH, which sale was completed subsequent to December 31, 2018. See “Note 17 - Subsequent Events” for additional details. CoinTracking GmbH was acquired by the Company on January 26, 2018. In addition, during the fourth quarter of 2018, there was a strategic shift in the Company’s business away from cryptocurrency investing to blockchain consulting and education. As a result of the sale of CoinTracking GmbH and the shift in the Company’s operations, the Company reclassified the assets and liabilities divested as held for sale as of December 31, 2018. The Company’s financial results for the prior period from Inception through December 31, 2017 does not included the results of CoinTracking GmbH, which was acquired in 2018. The Company retained no ownership in CoinTracking GmbH and has no continuing involvement with CoinTracking GmbH as of the date of the sale of the controlling interest. In addition, the Company discontinued its cryptocurrency investment segment. The statement of operations and balance sheet impact below for the period from Inception through December 31, 2017 and as of December 31, 2017 reflect the operations of the cryptocurrency investment segment.

A reconciliation of the operations of the cryptocurrency investment segment and CoinTracking GmbH to the Consolidated Statement of Operations is shown below:

	Year Ended December 31, 2018	For the period from Inception March 9, 2017 through December 31, 2017

Revenue:
Subscription revenue, net	$3,553,979	$-

Operating expenses:
Cost of subscription revenues	350,348	-
General and administrative expenses	3,623,234	199,937
Share-based compensation	911,003	40,182

Total Operating Expenses	4,884,585	(240,119)

Operating loss	(1,330,606)	(240,119)

Net realized gains on investment in cryptocurrency	1,303,130	781,373
Impairment of investments, cryptocurrency	(2,066,803)	-
Impairment of investments, non-cryptocurrency	(410,050)	-
Impairment of assets held for sale	(743,987)	-
Impairment of goodwill	(9,356,105)	-
Impairment of intangibles	(3,743,480)
Other income(expense)	144,608	-

Income/(loss) before provision for income taxes	(16,203,293)	541,254

Provision for income taxes	172,838	-
Net income/(loss)	$(16,376,131)	$541,254
Loss attributable to noncontrolling interest	(6,516,860)	-
Income/(loss) attributable to Crypto Company	$(9,859,271)	$541,254

The loss attributable to the Crypto Company of $9,859,271 for the year ended December 31, 2018 is comprised of a loss of $1,844,896 from the cryptocurrency investment segment, $6,542,979 representing 50.1% of CoinTracking GmbH’s operations loss from their stand-alone financial statements, $743,987 impairment of assets held for sale and $727,409 of costs incurred by the Company in support of CoinTracking GmbH’s operations, which costs were not allocated to the noncontrolling interest.

A reconciliation of the assets and liabilities held for sale of the cryptocurrency investment segment and CoinTracking GmbH to the consolidated balance sheets is shown below:

	December 31, 2018	December 31, 2017

Cash and cash equivalents	$1,104,202	$-
Loan receivable, related party	170,684	-
Prepaid expenses and other current assets	103,086	-
Impairment in assets held for sale	(743,987)
Contract asset for commissions and incentives, current portion	73,733	-
Total current assets held for sale	707,718	-
Equipment, net of accumulated depreciation	10,369	-
Contract asset for commissions and incentives, net of current portion	32,293	-
Investment in cryptocurrency	229,280	964,067
Investments, non-cryptocurrency	2,005	167,818
Goodwill	1,694,705	-
Intangible assets, net	2,496,610	-
Other assets	17,083	-
Total noncurrent assets held for sale	4,482,345	1,131,885
Total assets held for sale	$5,190,063	$1,131,885

Accounts payable and accrued expenses	362,149	-
Income taxes payable	167,846	-
Contract liabilities, net of current portion	1,750,465	-
Total current liabilities held for sale	2,280,460
Contract liabilities, net of current portion	847,461	-
Total noncurrent liabilities held for sale	847,861	-
Total liabilities held for sale	$3,127,921	$-

Cash flows from discontinued operations:
Depreciation and amortization	$1,047,526	$-
Impairment of goodwill	$9,356,105	$-
Impairment of intangible assets	$3,743,479	$-
Capital expenditures	$19,943	$-

The balance sheet at December 31, 2017 includes the cryptocurrency investment segment. CoinTracking GmbH was not acquired until 2018.

Note 16 – PROVISION FOR Income taxes

Income Tax – The components of the provision for income taxes are as follows:

	For the Year Ended December 31, 2018	For the Period from Inception through December 31, 2017

Current:
Federal	$-	$-
State	1,600	800
Total current	$1,600	$800

Deferred:
Federal	$-	$-
State	-	-
Total deferred	$-	$-
Provision for income taxes

Significant Components of the Company’s net deferred tax assets are as follows:

	For the Year Ended December 31, 2018	For the Period from Inception through December 31, 2017

Federal and state carryforwards	$2,760,996	$815,300
Stock base compensation	4,157,006	1,764,100
Reserves and accruals	82,576
Other	(9,026)
	6,991,552	2,579,400
Valuation allowance	(6,991,552)	(2,579,400)
	$-	$-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4,894,551 during the year ended December 31, 2018.

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income rates of 21% to pre-tax loss as follows for the following periods:

	For the Year Ended December 31, 2018	For the Period from Inception through December 31, 2017

Tax benefit at federal statutory rate	$(2,569,899)	$(2,006,852)
State income tax, net of federal benefit	(2,138,781)	(571,548)
Increase in valuation allowance	6,323,644	2,579,200
Previously unrecognized deferred tax assets	(1,613,364)	-

Income tax expense	$1,600	$800

As of December 31, 2018, we had a net operating loss carryforward for federal income tax purposes of approximately $9,276,216, portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

Note 17 - SUBSEQUENT EVENTS

On December 28, 2018, CoinTracking entered into an agreement on the purchase and assignment of shares, agreements on a purchase price of loan agreement and a compensation agreement, pursuant to the laws of the Republic of Germany, with Kachel Holding and CoinTracking GmbH pursuant to which, on January 2, 2019, CoinTracking sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the outstanding equity interests in CoinTracking GmbH and CoinTracking’s entire equity ownership stake in CoinTracking GmbH, to Kachel Holding in exchange for $2,200,000, of which (i) $1,000,000 was paid in cash to CoinTracking and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH to CoinTracking under the CoinTracking Note.

On January 15, 2019, the Company entered into a settlement agreement with Mr. Poutre, whereby the Company agreed to pay Mr. Poutre $40,000 as settlement of all amounts outstanding in connection with his Separation and Consulting Agreement. In connection with the settlement the Company reduced its accounts payable and accrued expenses to $40,000 as of December 31, 2018.

