Form 10-Q
period 2019-03-31
Crypto Co
filed 2019-07-26
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-55726

THE CRYPTO COMPANY

(Exact name of registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22809 Pacific Coast Highway

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

As of July 22, 2019, the issuer had 21,212,860 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Crypto”, the “Company”, “we”, “us” and “our” in this Quarterly Report refer to The Crypto Company, a Nevada corporation, and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation; CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CoinTracking’s former majority-owned subsidiary, CoinTracking GmbH. On January 2, 2019, CoinTracking sold to Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany, CoinTracking’s entire equity ownership stake in CoinTracking GmbH, consisting of 12,525 shares representing 50.1% of the outstanding equity interests in CoinTracking GmbH.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$481,226	$2,448
Accounts receivable, net	3,975	-
Prepaid expenses and other current assets	49,734	79,283
Assets held for sale	3,886	5,190,063
Total current assets	538,821	5,271,794

Equipment, net of accumulated depreciation	83,626	89,332
Other assets	20,968	20,968

TOTAL ASSETS	$643,415	$5,382,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$953,226	$1,035,433
Income taxes payable	1,600	1,600
Liabilities held for sale	-	3,127,921
Total current liabilities	954,826	4,164,954

Note payable	300,000	-

TOTAL LIABILITIES	1,254,826	4,164,954

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,212,860 and 21,212,860 shares issued and outstanding, respectively	21,213	21,213
Additional paid-in-capital	28,160,563	28,219,355
Accumulated deficit	(28,793,187)	(28,456,549)
Accumulated other comprehensive loss	-	(743,987)
TOTAL CRYPTO COMPANY EQUITY	(611,411)	(959,968)
Noncontrolling interest	-	2,177,108
TOTAL STOCKHOLDERS’ EQUITY	(611,411)	1,217,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,415	$5,382,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
		(Restated)
Revenue:
Services	$3,975	$-

Total Revenue, net	3,975	-

Operating expenses:
General and administrative expenses	412,410	1,891,904
Share-based compensation	(58,792)	(728,230)

Total Operating Expenses	(353,618)	1,163,674

Operating loss	(349,643)	(1,163,674)

Other income	1,130	-
Interest expense	(2,291)	-
Loss before provision for income taxes	(350,804)	(1,163,674)

Provision for income taxes	-	800

Loss from continuing operations	(350,804)	(1,164,474)

Gain/(loss) from discontinued operations attributable to the Crypto Company (including gain on sale of $14,166)	14,166	(512,090)

Net loss attributable to Crypto Company	(336,638)	(1,676,564)

Loss from discontinued operations attributable to noncontrolling interest	-	(468,628)

Net loss	$(336,638)	$(2,145,192)

Other comprehensive loss:
Foreign currency translation adjustment	-	5,826

Comprehensive loss	$(336,638)	$(2,139,366)

Loss from continuing operations per common share - basic and diluted	$(0.02)	$(0.06)
Discontinued operations:
Loss attributable to the Crypto Company	$-	$(0.02)
Net loss attributable to the Crypto Company	$(0.02)	$(0.08)
Weighted average common shares outstanding - basic and diluted	21,212,860	20,864,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

					Accumulated Other		Total
	Common stock		Additional	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	paid-in-capital	Deficit	Income	Interest	Equity
Balance, December 31, 2017 (Restated)	20,458,945	$20,459	$19,020,176	$(9,553,301)	$-	$-	$9,487,334
Stock issued for acquisition of CoinTracking GmbH	473,640	473	4,735,927	-	-	-	4,736,400
Fair value of noncontrolling interest acquired in connection with acquisition of CoinTracking GmbH	-	-	-	-	-	9,434,985	9,434,985
Exercise of stock options	7,031	7	63	-	-	-	70
Cashless exercise of stock options	14,667	15	(15)	-	-	-	-
Stock compensation expense in connection with issuance of options	-	-	(708,139)	-	-	-	(708,139)
Other comprehensive loss	-	-	-	-	5,826	-	(5,826)
Net loss	-	-	-	(1,676,564)	-	(468,628)	(2,145,192)
Balance, March 31, 2018	20,954,283	$20,954	$23,048,012	$(11,229,865)	$5,826	$8,966,357	$20,811,284

					Accumulated Other		Total
	Common stock		Additional	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	paid-in-capital	Deficit	Income	Interest	Equity
Balance, December 31, 2018	21,212,860	$21,213	$28,219,355	$(28,456,549)	$(743,987)	$2,177,108	$1,217,140
Sale of CoinTracking GmbH	-	-	-	-	743,987	(2,177,108)	(1,433,121)
Stock compensation expense in connection with issuance of options	-	-	(58,792)	-	-	-	(58,792)
Net loss	-	-	-	(336,638)	-		(336,638)
Balance, March 31, 2019	21,212,860	$21,213	$28,160,563	$(28,793,187)	$-	$-	$(611,411)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
		(Restated)
Cash flows from operating activities:
Net loss	$(336,638)	$(2,145,192)
Adjustments to reconcile net loss to net cash used in operations:
Net realized gain on investment in cryptocurrency	-	(1,052,000)
Impairment of investments in cryptocurrency	-	1,386,517
Gain on sale on CoinTracking GmbH	(14,166)	-
Depreciation and amortization	5,706	228,283
Share-based compensation	(58,792)	(708,139)
Change in operating assets and liabilities:
Accounts receivable	(3,975)	62,954
Prepaid expenses	29,549	(71,581)
Accounts payable and accrued expenses	(142,906)	44,662
Contract liabilities	-	217,316
Income tax payable	-	5,526
Net cash used in operating activities	(521,222)	(2,031,654)

Cash flows from investing activities:
Payments for purchase of equipment	-	(32,612)
Net cash disposed of from sale of CoinTracking GmbH, net of sales proceeds of $1,000,000	(104,202)	-
Cash paid for acquisition, net of cash acquired	-	(3,189,303)
Proceeds from sales of cryptocurrency		270,146
Purchase of investments in cryptocurrency		(270,146)
Purchase of investments, non-cryptocurrency	-	(23,843)
Net cash used in investing activities	(104,202)	(3,245,758)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	70
Net cash provided by financing activities	-	70

Effect of exchange rate changes on cash	-	5,828
Net (decrease) increase in cash and cash equivalents	(625,424)	(5,271,514)
Cash and cash equivalents at the beginning of the period	1,106,650	8,950,244
Cash and cash equivalents at the end of the period	$481,226	$3,678,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,950	$565
Noncash investment activities:
Customer payments received in cryptocurrency	$-	$633,635
Cryptocurrency acquired in trade of cryptocurrency investments	$-	$3,196,813
Issue of common stock for acquisition of CoinTracking GmbH	$-	$4,736,400
Purchase of contract asset for commissions and incentives with investments in cryptocurrency	$-	$98,681

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (this “Quarterly Report”) refer to The Crypto Company and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CoinTracking’s majority-owned subsidiary, CoinTracking GmbH, which was sold on January 2, 2019.

During the year ended December 31, 2018, the Company had two principal business segments that generated revenues and incurred expenses, both of which have ceased operations as of the date of this Quarterly report:

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

NOTE 2 – RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

The purpose of restatement is to correct errors in the Company’s previously issued financial statements, as disclosed in the Company’s Current Report on Form 8-K filed on January 3, 2019. The restatement is in connection with the accounting for investments in cryptocurrency at fair value as opposed to intangible assets with indefinite lives and record such investments in cryptocurrency at historical cost less impairment, if any. Management previously reported its investments in cryptocurrency at fair value, with changes in fair value reported as unrealized gains and losses in its consolidated statements of operations. The Company has corrected the error in its Annual Report on 10-K for the year ended December 31, 2018 for the period from January 1, 2018 to June 30, 2018, and for the period from inception to December 31, 2017. The Company’s investment in cryptocurrency at December 31, 2017 were accounted for in error and were overstated from their historical cost by $1,785,742. In addition, the Company corrected the classification of its net realized gain/loss on investments in cryptocurrency by reclassifying them from revenue to other income (expense).

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

Finally, in connection with the acquisition of CoinTracking GmbH, the Company completed its allocation of the consideration transferred to the assets acquired and liabilities assumed based on the information available and valuation of the fair value of tangible and intangible assets acquired and liabilities assumed. The result was the recording of intangible assets of $7,726,356, noncontrolling interest of $9,434,984, and a reduction of $43,348 to net assets acquired, resulting in an adjustment to increase goodwill of $1,665,279. The Company recorded amortization expense of $993,023 relating to certain intangible assets acquired for the year ended December 31, 2018, of which $211,153 and $486,176 have been restated for the three and six months ended March 31 and June 30, 2018, respectively. As a result of these changes, the Company restated its consolidated balance sheet and condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and June 30, 2018, as noted below. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 15 – Discontinued Operations” for additional details.

The Company’s originally disclosed accounting policy, from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018 regarding investments in cryptocurrency stated that:

“Investments in cryptocurrency – Investments are comprised primarily of two types of cryptocurrency investments. The Company owns several cryptocurrencies, of which a majority is Bitcoin, which are actively traded on exchanges and are reported at fair value as determined by digital asset markets with realized gains and losses calculated on a trade date basis as the difference between the fair value and cost of cryptocurrencies transferred. Management believes that measuring cryptocurrencies at fair value, consistent with the accounting for trading investments in commodities and securities with changes in fair value recognized on both the balance sheet and profit and loss statements, best reflects the Company’s financial position and the economics and characteristics of its cryptocurrency investments. The Company recognizes the fair value changes in unrealized gains and losses on investment through the accompanying Statement of Operations. For the six-month period ended June 30, 2018, the Company had a condensed consolidated balance of $2,200,449 in investments in cryptocurrencies. The Company believes that it would be able to liquidate a majority of its portfolio into cash within one to seven days, if needed. As of June 30, 2018, the Company’s holdings represent on average 1.3% of the daily volume of total trades on the specific exchanges where it would be able to convert its holdings to cash. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp. These exchanges, in the aggregate, account for approximately $168,000,000 in Bitcoin/U.S. dollars (“USD”) trades per day globally.

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

Investments – non-cryptocurrency – The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of December 31, 2018, and March 31, 2019 the Company’s investment in SAFT and SAFE agreements was $2,005, respectively.

The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for its investments, non-cryptocurrency using the cost method since the investments are not marketable and do not give the Company significant influence. The Company impaired the remaining $160,050 of its token pre-sale or SAFT investments as of December 31, 2018 as the Company determined that a token generation event and trading on an active change were remote.

During the year ended December 31, 2018, the Company wrote-off its SAFE investment as the enterprise changed its primary business model and required additional financing to bring its products to market.”

The Company has determined that its previously issued financial statements should be restated on a prospective basis. Accordingly, the Company is not amending and re-filing the financial statements included in its prior quarterly reports on Form 10-Q for each of the quarterly periods from Inception through June 30, 2018, nor in its Annual Report for the period from Inception through December 31, 2017. Management believes the errors are material when considering quantitative materiality. Management does not believe it is probable that the judgment of a reasonable person relying upon its prior filings would have been changed or influenced by the inclusion or correction of the item, nor is there a substantial likelihood that a reasonable person would consider it important.

The effect of the restatement on the Company’s net loss, net loss attributable to The Crypto Company, comprehensive income and per-share amounts for the three months ended March 31, 2018 are as follows:

	Three months ended March 31, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net realized gain/(loss) on investment in cryptocurrency	$1,072,598	$(1,072,598)	$-	$-
General and administrative expenses	2,788,059	(89,267)	211,153	2,909,945
Operating loss	(615,390)	(983,331)	(211,153)	(1,809,874)
Other income(expense):	-	-	-	-
Net change in unrealized appreciation on investment in cryptocurrency	(2,905,557)	2,905,557	-	-
Net realized gain/(loss) on investment in cryptocurrency	-	1,052,000	-	1,052,000
Impairment of investments in cryptocurrency	-	(1,386,517)	-	(1,386,517)
Loss before provision for income taxes	(3,520,947)	1,587,708	(211,153)	(2,144,392)
Net loss	(3,521,747)	1,587,708	(211,153)	(2,145,192)
Loss attributable to noncontrolling interest	(362,801)	-	(105,827)	(468,628)
Net loss attributable to the crypto company	(3,158,946)	1,587,708	(105,355)	(1,676,564)
Net loss attributable to the Crypto Company per common share - basic and diluted	(0.15)	-	-	(0.08)
Weighted average common shares outstanding - basic and diluted	20,864,198	-	-	20,864,198

(1)	Reflects the restatement in connection with the accounting for investments in cryptocurrency as intangible assets with indefinite lives and record such investments in cryptocurrency at cost less impairment.
(2)	Reflects the restatement of the intangible asset amortization due to the completion of the preliminary valuation of the fair value of tangible and intangible assets acquired and related liabilities in connection with the acquisition of CoinTracking GmbH on January 26, 2018.

The effect of the restatement on the Company’s condensed consolidated balance sheet as of March 31, 2018 is as follows:

		As of March 31, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated

Investment in cryptocurrency, net	$2,744,353	(2,744,353)	$-	$-
Prepaid expenses and other current assets	48,854	-	11,600	60,514
Total current assets	6,917,326	(2,744,353)	11,600	4,184,573
Investment in cryptocurrency, net	2,744,353	(198,037)	-	2,546,316
Equipment, net of accumulated depreciation	218,632	-	(129,933)	88,699
Intangible assets, net	-	-	7,515,203	7,515,203
Goodwill	10,325,631	-	1,665,279	11,990,910
Total assets	17,523,932	(198,037)	9,062,149	26,388,044
Accounts payable and accrued expenses	1,128,374	-	(161,653)	966,721
Accumulated deficit	(10,926,505)	(198,037)	(105,322)	(11,229,865)
Noncontrolling interest	(362,802)	-	9,329,159	8,966,357
Total stockholders’ equity	11,785,488	(198,037)	9,223,831	20,811,282
Total Liabilities and stockholders’ equity	17,523,932	(198,037)	9,062,149	26,388,044

(1)	Reflects the restatement in connection with the accounting for investments in cryptocurrency as intangible assets with indefinite lives and record such investments in cryptocurrency at cost less impairment.
(2)	Reflects the restatement of the intangible asset amortization due to the completion of the preliminary valuation of the fair value of tangible and intangible assets acquired and related liabilities in connection with the acquisition of CoinTracking GmbH on January 26, 2018.

The effect of the restatement on the Company’s consolidated statement of cash flows for the three months ended March 31, 2018, are as follows:

		Three months ended March 31, 2018
	As Previously Reported	Restatement Adjustment	Restatement Adjustment	As Restated
Net loss	$(3,521,747)	$1,587,737	$(211,182)	$(2,145,192)
Net change in unrealized appreciation (depreciation) on investment in cryptocurrency	(2,905,557)	2,905,557	-	-
Net realized gain on investments in cryptocurrency	(1,072,598)	20,598	-	(1,052,000)
Impairment of investments in cryptocurrency	-	1,386,517	-	1,386,517
Depreciation and amortization	17,101	211,182	-	228,283
Net cash provided by operating activities	(2,031,654)	-	-	(2,031,654)
Noncash investing activities:
Cryptocurrency acquired in trade of cryptocurrency investments	$-	$3,196,813		$3,196,813

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The company prepares its condensed consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Crypto Sub, CoinTracking, and Malibu Blockchain, as well as its 50.1% ownership of CoinTracking GmbH for the period ended March 31, 2018. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Recent Developments – On December 28, 2018, CoinTracking entered into an agreement on the purchase and assignment of shares, agreements on a purchase price of loan agreement, and a compensation agreement (collectively, the “Agreement”), pursuant to the laws of the Republic of Germany, with Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and CoinTracking GmbH. On January 2, 2019, pursuant to the Agreement, CoinTracking sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the equity interests in CoinTracking GmbH and 100% of CoinTracking’s holdings in CoinTracking GmbH, to Kachel Holding in exchange for $2,200,000, of which (i) $1,000,000 was paid in cash to CoinTracking and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH to CoinTracking.

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

Liquidity and Going Concern – The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of March 31, 2019, the Company had cash of $481,226, a decline of $$3,197,503 from the March 31, 2018 balance of $3,678,730. In addition, the Company’s net loss before provision for income taxes was $18,903,249 for the year ended December 31, 2018, and $350,804 for the three months ended March 31, 2019. The Company’s working capital was negative ($416,005) as of March 31, 2019. During 2018, the Company liquidated a majority of its investments in cryptocurrency. In addition, on January 2, 2019, the Company sold its equity interest in CoinTracking GmbH for $2,200,000, of which (i) $1,000,000 was received in cash and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH. The cash received from the liquidation of the Company’s investment in cryptocurrency helped fund the Company’s operations during 2018, and the funds received from the sale of CoinTracking GmbH will be used to help fund operations in 2019. As of March 31, 2019, the accumulated deficit amounted to $28,793,187. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Use of estimates – The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, allocation of revenue on software subscriptions, valuation of goodwill from business acquisitions, valuation and recoverability of investments, valuation allowances of deferred taxes, and share-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

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

Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the condensed consolidated statements of operations.

The following table summarizes the historical cost of cryptocurrencies, held as of March 31, 2019:

Ethereum	1,612
Other Cryptocurrencies	269
Balance at December 31, 2018	$1,881

The investments in cryptocurrency are included in assets held for sale at March 31, 2019.

Investments – non-cryptocurrency – The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of December 31, 2018, and March 31, 2019 the Company’s investment in SAFT and SAFE agreements was $2,005, respectively.

The Company has evaluated the guidance in Accounting Standards Codification (“ASC”) No. 325-20 Investments – Other, in determining to account for its investments, non-cryptocurrency using the cost method since the investments are not marketable and do not give the Company significant influence. The Company impaired the remaining $160,050 of its token pre-sale or SAFT investments as of December 31, 2018 as the Company determined that a token generation event and trading on an active change were remote.

During the year ended December 31, 2018, the Company wrote-off its SAFE investment as the enterprise changed its primary business model and required additional financing to bring its products to market.

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

Most of the Company’s long-lived assets, including all of its intangible assets and goodwill, was held by CoinTracking GmbH, which was reclassified to Assets Held for Sale at December 31, 2018, and sold on January 2, 2019. Therefore, as of March 31, 2019, the Company has recorded no impairment losses.

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

In addition, the Company capitalized certain costs incurred with developing its CoinTracking SaaS platform in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased, or Marketed once technological feasibility has been established. Capitalized software costs primarily include i) external direct costs of services utilized in software development and ii) compensation and related benefits for employees who are directly associated with software development. We amortized our capitalized software costs over a five-year period, reflecting the estimated useful lives of the assets.

The Company’s goodwill and indefinite lived intangible assets were held by CoinTracking GmbH and were reclassified to Assets Held for Sale as of December 31, 2018 and sold on January 2, 2019. Therefore, the company has no goodwill or indefinite lived intangible assets as of March 31, 2019.

Foreign Currency Translation – Results of foreign operations are translated into USD using average rates prevailing throughout the period, while assets and liabilities are translated in USD at period end foreign exchange rates. Transactions gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the condensed consolidated statements of operations, within other income, in the year in which the change occurs. The Company’s functional currency is USD while the functional currency for CoinTracking GmbH is in euros.

Income taxes – Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. For the three months ended March 31, 2019, the income tax payable of $1,600 reflects the minimum franchise tax for the State of California.

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

As of March 31, 2019, we are subject to federal taxation in the U.S, as well as state taxes. For 2018, we were subject to taxation in Germany as well. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three months ended March 31, 2019 and 2018, Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred marketing expense of $11,835 and $20,054 for the three months ended March 31, 2019 and 2018, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard became effective for us on January 1, 2019. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach. Adoption of ASU No. 2016-02 and will not have a significant impact on our consolidated financial statements and related disclosures.

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

The condensed consolidated financial statements were prepared using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and have been included in the Company’s consolidated results as of the acquisition date with the Company considered as the accounting acquirer and CoinTracking GmbH as the accounting acquiree.

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

In the fourth quarter of the year ended December 31, 2018, the Company completed its allocation of the consideration transferred to the assets acquired and liabilities assumed based on the fair value of tangible and intangible assets acquired and liabilities assumed. The result was the recording of intangible assets of $7,726,356, noncontrolling interest of $9,434,984, and an additional adjustment of $267,401 to net assets acquired, resulting in an adjustment to increase goodwill of $1,976,029, from $10,014,881 to $11,990,910.

The table below summarizes the fair values of the assets acquired and liabilities assumed, translated from euros to USD, at the date of acquisition as of December 31, 2018:

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

For the three months ended March 31, 2018:

Three months ended March 31, 2018
Revenue	$572,662
Net loss	(1,852,867)
Basic and diluted loss per share:
Basic and diluted	$(0.09)

On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 15 – Discontinued Operations” for additional details.

NOTE 6 – SUBSCRIPTION REVENUE RECOGNITION

CoinTracking GmbH accounted for a contract when it had approval and commitment from all parties, the rights of the parties and payment terms were identified, the contract had commercial substance and collectability of consideration was probable. Revenue was recognized when control of the promised services were transferred to the Company’s customers over time, and in an amount that reflected the consideration the Company was contractually due in exchange for those services. Most of the Company’s contracts with customers were single, or have few distinct performance obligations, and the transaction price was allocated to each performance obligation using the stand-alone selling price.

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

Transaction Price

The objective of determining the transaction price was to estimate the amount of consideration the Company was due in exchange for services, including amounts that are variable. CoinTracking GmbH had a standalone sales price for its subscription service, which varied based on length of subscription. Further, the Company excluded from the measurement of transaction price all taxes assessed by governmental authorities that were both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts were not included as a component of revenue or cost of revenue.

Estimates of certain revenue

Revenue collected in advance for subscriptions ranging from annual to perpetual packages were deferred and recognized as revenue on a straight-line basis over the terms of the applicable subscription period or performance obligation period. For “lifetime” revenue packages, where the customer has access to the website for an unlimited length of time, the Company elected to recognize revenue on a straight-line basis over three years. We believe that based on the short history of customer data, customer relationship period, and number of available alternative providers, and anticipation of future changes to the blockchain industry, a measure of three years of performance obligation to customers was appropriate.

Net Revenue and Charge-back Reserves

CoinTracking GmbH did not maintain an allowance for doubtful accounts because the customer prepays for subscription in advance before access is provided to CoinTracking GmbH’s website. The Company maintained a reserve for potential credits issued to consumers or other revenue adjustments when necessary. In addition, as of December 31, 2018, PayPal withheld $47,872 for potential credits issued to customers, which was included in assets held for sale on the Company’s condensed consolidated balance sheets.

Contract Liabilities

Contract liabilities were recorded when payments were received or due in advance of performing CoinTracking GmbH’s service obligations and were recognized over the service period, which primarily related to prepayments of subscription revenue. At the acquisition date of January 26, 2018, CoinTracking GmbH’s total contract liabilities were $3,616,724, and we recognized revenue of $3,553,979 for the year ended December 31, 2018. As of December 31, 2018, $1,750,465 of current contract liabilities and $847,461 of long-term contract liabilities were included in liabilities held for sale.

Assets Recognized from the Costs to Obtain a Contract with a Customer

CoinTracking GmbH determined that certain costs associated with affiliate payments paid to customers pursuant to certain sales incentive programs, met the requirements to be capitalized as a cost of obtaining a contract. Affiliates were paid in Bitcoins and the expense was amortized over the applicable subscription period.

The aggregate contract asset balance at December 31, 2018 is $106,026, included in assets held for sale. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 15 – Discontinued Operations” for additional details.

NOTE 7 – INVESTMENTS, NON-CRYPTOCURRENCY

The Company has invested $162,005 in non-tradeable token pre-sale and SAFT agreements, as of March 31, 2019.

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent and verifiable. Non-cryptocurrency investments are carried at cost which approximates fair value at March 31, 2019. The Company considers the length of its investments, as well as its comprehensive investment process which includes reviews of white papers, preparation of either short or long forms analysis that is reviewed by the Company’s internal investment committee, and as well as periodic status updates from its investees, among other factors in determining fair value. At the time that the investments are tokenized and available on active market exchanges, the investments will be reclassified to investments in cryptocurrency

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the three months ended March 31, 2019:

Level 3
Non-Cryptocurrency

Balance at December 31, 2018	$162,055
Impairment	(160,050)
Balance at March 31, 2019	$2,005

These investments are included in assets held for sale at December 31, 2018 and March 31, 2019.

NOTE 8 - EQUIPMENT

Equipment consists of the following:

	As of March 31, 2019	As of December 31, 2018
Computer equipment	$100,892	$114,244
Furniture equipment	14,542	20,980
	115,434	135,224
Less accumulated depreciation	(31,808)	(35,522)
	$83,626	$99,701

Depreciation expense for equipment was $5,706 and $4,957 the three months ended March 31, 2019 and 2018, respectively. Depreciation expense is included in selling, general and administrative expenses.

Equipment of $10,369 are included in assets held for sale as of December 31, 2018.

NOTE 9 – IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

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

The carrying amount of goodwill at December 31, 2018 was as follows:

December 31, 2018
Balance at December 31, 2017	$-
Acquisitions	11,990,910
Impairment	(9,356,105)
Foreign translation impact	(940,100)
$1,694,705

The carrying amounts of intangible assets at December 31, 2018 was as follows:

	Estimated Useful Life	Gross Carry Amount	Accumulated Amortization	Impairment	Balance as of December 31, 2018
Trade name	-	$1,797,768	-	$(993,833)	$803,935

Software	5 Years	4,264,412	(795,888)	(2,366,546)	1,101,978
Customer base	5 Years	1,058,422	(197,458)	(270,267)	590,697
Capitalized software	5 Years	127,937	(15,104)	(112,833)	-
		$7,248,539	$(1,008,450)	$(3,743,479)	$2,496,610

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. Amortization expense related to intangible assets was $208,690 for the three months ended March 31, 2018. There was no amortization expense related to intangible assets for the three months ended March 31, 2019.

Amortization expense for intangible assets is included in general and administrative expenses in discontinued operations (see Note 15 – Discontinued Operations).

The Company’s goodwill and intangible assets relate to CoinTracking GmbH and are therefore included as held for sale on the condensed consolidated balance sheets, and amortization expense is included in loss from discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2018.

Impairment of goodwill and indefinite lived intangible assets

The Company performed its annual impairment test at December 31, 2018. Based on the guidance in ASC 350 – Intangibles – Goodwill and Other, management of the Company elected to bypass the qualitative assessment of goodwill and proceeded directly to performing the first step of the goodwill impairment test. The first step of the goodwill impairment test indicated that the fair value of goodwill was below its carrying value, indicating impairment. The Company then performed the second step of the goodwill impairment test, comparing the implied fair value of goodwill to its carrying value, resulting in an impairment charge of $9,356,105. In addition, the Company recognized an impairment charge of $998,833 related to the Trade Name indefinite lived intangible asset and $2,749,646 on its definite lived intangible assets related to CoinTracking GmbH, which are both classified as Held for Sale. There was no impairment for the three months ended March 31, 2019.

CoinTracking GmbH was acquired in the first quarter of 2018, shortly after bitcoin and other cryptocurrencies reached their highest market values, resulting in significant customer signups for CoinTracking GmbH’s software subscription service. Beginning in early 2018, the market value of cryptocurrencies declined sharply, resulting in a steady decline in new customer signups. While software subscription revenues for 2018 were in line with the Company’s projections, the Company reduced its projected revenue expectations for future years in line with the decline in new customer signups. On January 2, 2019, the Company agreed to sell the software subscription business back to the noncontrolling shareholder at a sales price of $2,200,000, significantly below the $9,472,800 purchase price paid by the Company in January 2018.

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

NOTE 10 – NOTE PAYABLE

In 2018, CoinTracking entered into a Loan Agreements (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively. At December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019 the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of March 31, 2019, with a due date of May 28, 2020. The Note bears interest at 3%, which is payable quarterly, in arrears. See Note 13 – Related Party Transactions for additional information.

NOTE 11 – WARRANTS FOR COMMON STOCK

As of March 31, 2019, outstanding warrants to purchase shares of the Company’s common stock were as follows:

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

During the three months ended March 31, 2019, the Company did not issue any options

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of the three-month period ended March 31, 2019, there are outstanding stock option awards issued from the Plan covering a total of 1,164,786 shares of the Company’s common stock and there remain reserved for future awards 2,245,378 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value

Options outstanding, at December 31, 2018	1,401,612	$5.83
Options granted	-	$-
Options cancelled	(236,826)	$5.65
Options exercised	-	$-
Options outstanding, at September 30, 2018	1,164,786	$5.86	8.81	$-
Exercisable	959,016	$5.98	8.81	$-
Vested and exercisable and expected to vest, end of period	1,164,786	$5.86	8.81	$-

The Company recognized a reduction in expense of $58,792, and $708,139 for share-based compensation related to stock options for the three months ended March 31, 2019 and 2018, respectively.

The total intrinsic value for options exercised, determined using the market price of our common stock on the date of exercise, was $0 and $149,099 during the three months ended March 31, 2019 and 2018, respectively.

The Company did not grant any restricted stock awards during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, approximately $212,355 of total unrecognized compensation costs related to stock options issued to employees is expected to be recognized over a weighted average period of approximately 1.15 years.

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

The range of assumptions used for the three months ended March 31, 2018 are as follows:

Three Months Ended March 31, 2018
Ranges
Volatility	36 – 55%
Expected dividends	0%
Expected term (in years)	5.71 – 10 years
Risk-free rate	1.91 – 2.40%

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO, is the Co-Managing Director of Full Stack Finance. The Company paid a total of $0 and $138,259 in fees to Full Stack Finance during the three-month periods ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, there was a balance due to Full Stack of $92,130 and $133,834, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, pursuant to which CoinTracking GmbH may provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to CoinTracking, to be advanced to CoinTracking in one or more tranches, at such times and in such amounts as may be requested by CoinTracking from time to time, on or before the tenth anniversary of the Loan Agreement. The Company is deemed obligor of CoinTracking’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan will accrue at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and will be payable quarterly. During the year ended December 31, 2018, pursuant to the Loan Agreement, CoinTracking GmbH advanced $1,500,000 to CoinTracking in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively, which is still outstanding as of December 31, 2018. The CoinTracking Note will mature on the second anniversary thereof. CoinTracking and CoinTracking GmbH are consolidated entities, as such, the loan and advances are intercompany transactions and are eliminated in consolidation. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sale proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note.

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

NOTE 14 - BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the basic and diluted loss per share computations for the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
		(Restated)
Numerator for basic and diluted income per share:
Net loss from continuing operations attributable to the Company	$(350,804)	$(1,164,474)

Discontinued operations:
Income/(loss) attributable to the Company	14,166	(512,090)
Net loss attributable to the Company	$(336,638)	$(1,676,564)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	21,212,860	20,864,198
Common stock equivalents	-	-
Weighted average shares (diluted)	21,212,860	20,864,198

Basic and diluted income (loss) per share:
Net loss from continuing operations attributable to the Company	$(0.02)	$(0.06)
Net loss from discontinued operations attributable to the Company	-	(0.02)
Net loss attributable to the Company	$(0.02)	$(0.08)

NOTE 15 – DISCONTINUED OPERATIONS

On December 28, 2018, the Company entered into the Agreement with Kachel Holding and CoinTracking GmbH to sell its controlling interest in CoinTracking GmbH. CoinTracking GmbH was acquired by the Company on January 26, 2018. On January 2, 2019, pursuant to the Agreement, the Company sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the equity interests in CoinTracking GmbH and 100% of CoinTracking’s holdings in CoinTracking GmbH, to Kachel Holding in exchange for $2,200,000, of which (i) $1,000,000 was paid in cash to CoinTracking and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH to CoinTracking under the CoinTracking Note.

In addition, during the fourth quarter of 2018, there was a strategic shift in the Company’s business away from cryptocurrency investing to blockchain consulting and education. As a result of the sale of CoinTracking GmbH and the shift in the Company’s operations, the Company reclassified the assets and liabilities divested as held for sale as of December 31, 2018 and March 31, 2019. The Company retained no ownership in CoinTracking GmbH and has no continuing involvement with CoinTracking as of the date of the sale.

A reconciliation of the operations of the cryptocurrency investment segment and CoinTracking GmbH to the condensed consolidated statements of operations is shown below:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
		(Restated)
Revenue:
Subscription revenue, net	$-	$456,697
Other		295
		456,992
Operating expenses:
Cost of subscription revenues	-	65,061
General and administrative expenses	-	1,018,041
Share-based compensation	-	20,091

Total Operating Expenses	-	1,103,193

Operating loss	-	(646,201)

Net realized gains on investment in cryptocurrency	14,166	1,052,000
Impairment of investments, cryptocurrency	-	(1,386,517)

Income/(loss) before provision for income taxes	14,166	(980,718)

Provision for income taxes	-	-
Net income/(loss)	$14,166	$(980,718)
Loss attributable to noncontrolling interest	-	(468,628)
Income/(loss) attributable to Crypto Company	$14,166	$(512,090)

The income of $14,166 for the three months ended March 31, 2019 attributable to the Crypto Company is from the cryptocurrency investment segment. The loss attributable to the Crypto Company of $512,090 for the three months ended March 31, 2018 is comprised of a loss of $41,584 from the cryptocurrency investment segment and $470,506 representing 50.1% of CoinTracking GmbH’s operations loss from their stand-alone financial statements.

A reconciliation of the assets and liabilities held for sale of the cryptocurrency investment segment and CoinTracking GmbH to the condensed consolidated balance sheets is shown below:

	March 31,	December 31,
	2019	2018

Cash and cash equivalents	$-	$1,104,202
Loan receivable, related party	-	170,684
Prepaid expenses and other current assets	-	103,086
Impairment in assets held for sale	-	(743,987)
Contract asset for commissions and incentives, current portion	-	73,733
Total current assets held for sale	-	707,718
Equipment, net of accumulated depreciation	-	10,369
Contract asset for commissions and incentives, net of current portion	-	32,293
Investment in cryptocurrency	1,881	229,280
Investments, non-cryptocurrency	2,005	2,005
Goodwill	-	1,694,705
Intangible assets, net	-	2,496,610
Other assets	-	17,083
Total noncurrent assets held for sale	3,886	4,482,345
Total assets held for sale	$3,886	$5,190,063

Accounts payable and accrued expenses	-	362,149
Income taxes payable	-	167,846
Contract liabilities, net of current portion	-	1,750,465
Total current liabilities held for sale	-	2,280,460
Contract liabilities, net of current portion	-	847,461
Total noncurrent liabilities held for sale	-	847,861
Total liabilities held for sale	$-	$3,127,921

Cash flows from discontinued operations:
Depreciation and amortization	$-	$1,047,526
Impairment of goodwill	$-	$9,356,105
Impairment of intangible assets	$-	$3,743,479
Capital expenditures	$-	$19,943

The balance sheet assets held for sale at March 31, 2019 represents the cryptocurrency investment segment and the investments, non-cryptocurrency.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company rents on a month to month basis for $344 per month its corporate office from Regus Management Group, LLC, located at 22809 Pacific Coast Highway, Malibu, CA 90265. Facility rent expense was $1,501 for the three months ended March 31, 2019 and $25,023 for the three ended March 31, 2018 at the Company’s prior leased property.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC, including Part I, Item 1A. “Risk Factors” of the 2018 Annual Report.

Overview of Our Business

In the discussion below, when we use the terms the “Company”, “we”, “us” and “our”, we refer to The Crypto Company, a Nevada corporation, and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation; CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CoinTracking’s former majority-owned subsidiary, CoinTracking GmbH, which was sold on January 2, 2019 as discussed below in “Recent Events”.

We are engaged in the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses solely through these consulting and education operations. As described below, as of the date of this report we have disposed of our entire ownership interest in CoinTracking GmbH and also divested substantially all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which ceased operations.

Recent Events

On January 2, 2019, CoinTracking sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the outstanding equity interests in CoinTracking GmbH and CoinTracking’s entire equity ownership stake in CoinTracking GmbH, to Kachel Holding in exchange for $2,200,000, of which (i) $1,000,000 was paid in cash to CoinTracking and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH to CoinTracking .

Discontinued Operations and Segments

As a result of the sale on January 2, 2019, of CoinTracking’s entire equity ownership stake in CoinTracking GmbH, and a strategic shift in our business in the fourth quarter of 2018 away from cryptocurrency investing to blockchain consulting and education, the assets and liabilities to be sold or disposed of other than by sale are reported in assets and liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2018, and March 31, 2019 where appropriate. Additionally, the current period and prior year operating results associated with these assets and liabilities have been reclassified to give effect to these changes and are reported as discontinued operations in the
Condensed Consolidated Statements of Operations for all periods presented. Gain/(Loss) from discontinued operations was $14,166 and $(512,090) for the three months ended March 31, 2019 and 2018, respectively.

During 2018, the Company had two principal business segments that generated revenues and incurred expenses, both of which have ceased operations as of the date of this report:

The cryptocurrency investment segment generated revenues that primarily consisted of amounts earned through trading activities of cryptocurrencies. The Company recorded its investments in cryptocurrency as indefinite lived intangible assets, at cost less impairment, and are reported as long-term assets in the condensed consolidated balance sheets. Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the condensed statement of operations and comprehensive income.

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

See Note 15- Discontinued Operations to our Condensed Consolidated Financial Statements included in this Quarterly Report further details of the results of CoinTracking GmbH.

Results of Continuing Operations

Comparison of the three months ended March 31, 2019 and the three months March 31, 2018

Revenue

For the three months ended March 31, 2019, revenues relating to consulting services were $3,975. There were no revenues for the three months ended March 31, 2018.

General and administrative expenses and share based compensation

For the three months ended March 31, 2019, our general and administrative expenses were $412,410, a decrease of 78.2% compared to $1,891,904 for the period ended March 31, 2018. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. Management has significantly reduced all expenses for the three months ended March 31, 2019, in particular payroll and payroll-related expenses and contracting and consulting fees until such time as it is able to generate significant revenues from its consulting businesses.

Share-based compensation was a reduction in expense of $58,792 for the three months ended March 31, 2019, a change of 91.9% from a reduction in expense of $728,230 for the three months ended March 31, 2018. The decline for 2018 was a result of the decline of the estimated value of the Company’s common stock during the three months ended March 31, 2018. Prior to December 31, 2018, the Company accounted for stock options issued to nonemployees under ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), which required remeasurement at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees often resulted in significant volatility in compensation expense. On January 1, 2019, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. We performed a final remeasurement of nonemployee stock options at December 31, 2018, using a stock price of $0.02. The stock price was determined in accordance with an independent valuation because the stock trading was suspended by the SEC in December 2017 and was moved to OTC Grey market by the OTC Markets Group, Inc. on January 3, 2018. As a result of the decline in the value of our common stock, we estimate that the share-based compensation for stock options issued to nonemployees will be insignificant going forward. In addition, during the three months ended March 31, 2019, stock options for terminated employees were cancelled, resulting in a reversal of expense for unvested shares.

Liquidity, Going Concern and Capital Resources

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of March 31, 2019, the Company had cash of $481,226, a decline of $$3,197,503 from the March 31, 2018 balance of $3,678,730. In addition, the Company’s net loss before provision for income taxes was $350,804 for the three months ended March 31, 2019. The Company’s working capital was negative ($416,005) as of March 31, 2019. During 2018, the Company liquidated a majority of its investments in cryptocurrency. In addition, on January 2, 2019, the Company sold its equity interest in CoinTracking GmbH for $2,200,000, of which (i) $1,000,000 was received in cash and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH. The cash received from the liquidation of the Company’s investment in cryptocurrency helped fund the Company’s operations during 2018, and the funds received from the sale of CoinTracking GmbH will be used to help fund operations in the remaining quarters of 2019. As of March 31, 2019, the accumulated deficit amounted to $28,793,187. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful, that we will be able to replace the revenues lost as a result of the sale of CoinTracking GmbH, or that we will achieve our projected level of revenues in the remaining quarters of 2019 and beyond. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months ended March 31, 2019	Three Months ended March 31, 2018

Net cash used in operating activities	$(521,222)	$(2,031,654)
Net cash used in investing activities	(104,202)	(3,245,758)
Net cash provided by financing activities	-	70
Effects of exchange rate on cash	-	5,828
Net decrease in cash and cash equivalents	$(625,424)	$(5,217,514)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $521,222 compared to $2,031,564 for the three months ended March 31, 2018. The decrease in net cash used in operating activities is primarily due to a decline in our net loss to $336,638 for the three months ended from $2,145,192 for the three months ended March 31, 2018, offset in part by a reduction in noncash impairment of investments in cryptocurrency of $1,386,517 for the three months ended March 31, 2018, to $0 for the three months ended March 31, 2019.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $104,202, resulting from the sale of CoinTracking GmbH and its cash balance of $1,104,000 at the time of sale, which exceeded the cash proceeds from the sale of $1,000,000 received on January 2, 2019. The cash used in investing activity for the three months ended March 31, 2018 was $3,245,758, due to the acquisition of CoinTracking GmbH for $3,189,303, net of acquired cash of $1,547,097.

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

Other than as discussed elsewhere in this Quarterly Report and our 2018 Annual Report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2018 Annual Report.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based upon (1) that evaluation, and (2) the fact that the Company has restated its previously issued financial statements for the period from Inception to December 31, 2017 and each fiscal quarter therein, and for the quarterly periods ended March 31, 2018 and June 30, 2018, to correct errors in those financial statements, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019, due to the material weaknesses in our internal control over financial reporting described in the 2018 Annual Report, as well as the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the period from Inception through December 31, 2017, as filed on April 2, 2018 with the SEC, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 14, 2018, as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on April 4, 2019 (the “2017 Annual Report”), which have not yet been remediated.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.

See discussion of legal proceedings in Note 16 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM 6. Exhibits.

Exhibit Number	Document

2.1	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

3.1	Articles of Conversion (Utah) (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.2	Articles of Conversion (Nevada) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.3	Articles of Incorporation of The Crypto Company (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.5	Amended and Restated Bylaws of The Crypto Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

