Form 10-Q
period 2019-06-30
Crypto Co
filed 2019-08-14
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, the issuer had 21,212,860 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$186,317	$2,448
Prepaid expenses and other current assets	7,098	79,283
Assets held for sale	1,951	5,190,063
Total current assets	195,366	5,271,794

Equipment, net of accumulated depreciation	75,875	89,332
Other assets	20,968	20,968

TOTAL ASSETS	$292,209	$5,382,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,026,366	$1,035,433
Income taxes payable	-	1,600
Note Payable	300,000	-
Liabilities held for sale	-	3,127,921
Total current liabilities	1,326,366	4,164,954

TOTAL LIABILITIES	1,326,366	4,164,954

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,212,860 and 21,212,860 shares issued and outstanding, respectively	21,213	21,213
Additional paid-in-capital	27,979,870	28,219,355
Accumulated deficit	(29,035,240)	(28,456,549)
Accumulated other comprehensive loss	-	(743,987)
TOTAL CRYPTO COMPANY EQUITY	(1,034,157)	(959,968)
Noncontrolling interest	-	2,177,108
TOTAL STOCKHOLDERS’ EQUITY	(1,034,157)	1,217,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,209	$5,382,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
		(Restated)		(Restated)
Revenue:
Services	$-	$-	$3,975	$-

Total Revenue, net	-	-	3,975	-

Operating expenses:
General and administrative expenses	495.809	2,168,511	908,219	4,060,415
Share-based compensation	(180,693)	4,226,804	(239,485)	3,498,574

Total Operating Expenses	(315,116)	6,395,315	668,734	7,558,989

Operating loss	(315,116)	(6,395,315)	(664,759)	(7,558,989)

Other income(expense)	2,856	(23,758)	3,986	(23,758)
Interest expense	(2,427)	-	(4,718)	-
Loss before provision for income taxes	(314,687)	(6,419,073)	(665,491)	(7,582,747)

Provision for income taxes	-	-	-	800

Loss from continuing operations	(314,687)	(6,419,073)	(665,491)	(7,583,547)

Gain/(loss) from discontinued operations attributable to the Crypto Company (including gain on sale of $14,166)	72,634	(808,560)	86,800	(1,320,650)

Net loss attributable to the Crypto Company	(242,053)	(7,227,633)	(578,691)	(8,904,197)

Loss from discontinued operations attributable to noncontrolling interest	-	(10,766)	-	(479,394)

Net loss	$(242,053)	$(7,238,399)	$(578,691)	$(9,383,591)

Loss from continuing operations per common share - basic and diluted	$(0.01)	$(0.30)	$(0.03)	$(0.36)
Discontinued operations:
Loss attributable to the Crypto Company	-	(0.04)	-	(0.06)
Net loss attributable to the Crypto Company	$(0.01)	$(0.34)	$(0.03)	$(0.42)
Weighted average common shares outstanding - basic and diluted	21,212,860	21,131,457	21,212,860	21,003,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
		(Restated)		(Restated)

Net loss attributable to the Crypto Company	(242,053)	(7,227,633)	(578,691)	(8,904,197)
Other comprehensive loss:
Foreign currency translation adjustment attributable to the Crypto Company	-	(555,971)	-	(553,052)
	(242,053)	(7,783,604)	(578,691)	(9,457,249)

Loss from discontinued operations attributable to noncontrolling interest	-	(10,766)	-	(479,394)
Other comprehensive loss:
Foreign currency translation adjustment attributable to noncontrolling interest	-	(553,752)	-	(550,844)
	$-	$(564,518)	-	$(1,030,238)

Comprehensive loss	$(242,053)	$(8,348,122)	$(578,691)	$(10,487,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three Months Ended June 30, 2019 and 2018

	Common stock		Additional paid-in-	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance at April 1, 2018 (Restated)	20,954,283	20,954	23,048,012	(11,229,865)	5,826	8,966,357	20,811,284
Stock issued for services at $2.00 per share	202,512	203	1,417,381	-	-	-	1,417,584
Exercise of stock options	12,494	12	24,976	-	-	-	24,988
Stock compensation expense in connection with issuance of options	-	-	3,339,996	-	-	-	3,339,996
Other comprehensive loss	-	-	-	-	(558,878)	(550,844)	(1,109,722)
Net loss	-	-	-	(7,227,633)	-	(10,766)	(7,238,399)
Balance, June 30, 2018 (Restated)	21,169,289	$21,169	$27,830,365	$(18,457,498)	$(553,052)	$8,404,747	$17,245,731

Balance, April 1, 2019	21,212,860	$21,213	$28,160,563	$(28,793,187)	$-	$-	$(611,411)
Stock compensation expense in connection with issuance of options	-	-	(180,693)	-	-	-	(180,693)
Net loss	-	-	-	(242,053)	-		(242,053)
Balance, June 30, 2019	21,212,860	$21,213	$27,979,870	$(29,035,240)	$-	$-	$(1,034,157)

For the Six Months Ended June 30, 2019 and 2018

	Common stock		Additional paid-in-	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2017 (Restated)	20,458,945	$20,459	$19,020,176	$(9,553,301)	$-	$-	$9,487,334
Stock issued for acquisition of CoinTracking GmbH	473,640	473	4,735,926	-	-	-	4,736,399
Stock issued for services at $2.00 per share	202,512	203	1,417,381	-	-	-	1,417,584
Fair value of noncontrolling interest acquired in connection with acquisition of CoinTracking GmbH	-	-	-	-	-	9,434,985	9,434,985
Exercise of stock options	19,525	19	25,039	-	-	-	25,058
Cashless exercise of stock options	14,667	15	(15)	-	-	-	-
Stock compensation expense in connection with issuance of options	-	-	2,631,858	-	-	-	2,631,858
Other comprehensive loss	-	-	-	-	(553,052)	(550,844)	(1,103,896)
Net loss	-	-	-	(8,904,197)	-	(479,394)	(9,383,591)
Balance, June 30, 2018 (Restated)	21,169,289	$21,169	$27,830,365	$(18,457,498)	$(553,052)	$8,404,747	$17,245,731

Balance, December 31, 2018	21,212,860	$21,213	$28,219,355	$(28,456,549)	$(743,987)	$2,177,108	$1,217,140
Sale of CoinTracking GmbH	-	-	-	-	743,987	(2,177,108)	(1,433,121)
Stock compensation expense in connection with issuance of options	-	-	(239,485)	-	-	-	(239,485)
Net loss	-	-	-	(578,691)	-		(578,691)
Balance, June 30, 2019	21,212,860	$21,213	$27,979,870	$(29,035,240)	$-	$-	$(1,034,157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30, 2019	June 30, 2018
		(Restated)
Cash flows from operating activities:
Net loss	$(578,691)	$(9,383,591)
Adjustments to reconcile net loss to net cash used in operations:
Net realized gain on investment in cryptocurrency	(72,634)	(1,412,353)
Impairment of investments in cryptocurrency	-	1,614,301
Gain on sale on CoinTracking GmbH	(14,166)	-
Gain on sale of equipment	(2,926)	-
Depreciation and amortization	11,412	575,040
Share-based compensation	(239,485)	4,049,442
Change in operating assets and liabilities:
Accounts receivable	-	500
Prepaid expenses	72,185	51,274
Loan receivable, related party	-	26,261
Accounts payable and accrued expenses	(69,766)	(37,692)
Value-added taxes payable	-	(111,082)
Contract liabilities	-	(53,002)
Income taxes payable	(1,600)	-
Net cash used in operating activities	(895,671)	(4,680,902)

Cash flows from investing activities:
Payments for purchase of equipment	-	(20,433)
Payments for purchase of other assets		(46,170)
Net cash disposed of from sale of CoinTracking GmbH, net of sales proceeds of $1,000,000	(104,202)	-
Cash paid for acquisition, net of cash acquired	-	(3,189,303)
Proceeds from sales of equipment	4,900	-
Proceeds from sales of cryptocurrency	74,640	3,916,468
Purchase of investments in cryptocurrency	-	(3,378,180)
Purchase of investments, non-cryptocurrency	-	(250,000)
Capitalized software development	-	(130,771)
Net cash used in investing activities	(24,662)	(3,098,389)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	25,058
Net cash provided by financing activities	-	25,058

Effect of exchange rate changes on cash	-	(41,016)
Net (decrease) increase in cash and cash equivalents	(920,333)	(7,795,249)
Cash and cash equivalents at the beginning of the period	1,106,650	8,950,244
Cash and cash equivalents at the end of the period	$186,317	$1,154,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,950	$565
Cash paid for income taxes	$1,600	$-
Noncash investment activities:
Customer payments received in cryptocurrency	$-	$838,855
Cryptocurrency acquired in trade of cryptocurrency investments	$-	$4,733,341
Issue of common stock for acquisition of CoinTracking GmbH	$-	$4,736,400
Purchase of contract asset for commissions and incentives with investments in cryptocurrency	$-	$161,213

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (this “Quarterly Report”) refer to The Crypto Company and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CoinTracking’s majority-owned subsidiary, CoinTracking GmbH, which was sold on January 2, 2019.

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

Finally, in connection with the acquisition of CoinTracking GmbH, the Company completed its allocation of the consideration transferred to the assets acquired and liabilities assumed based on the information available and valuation of the fair value of tangible and intangible assets acquired and liabilities assumed. The result was the recording of intangible assets of $7,726,356, noncontrolling interest of $9,434,984, and an additional adjustment of $267,401 to net assets acquired, resulting in an adjustment to increase goodwill of $1,976,029. The Company recorded amortization expense of $993,023 relating to certain intangible assets acquired for the year ended December 31, 2018, of which $275,024 and $486,176 have been restated for the three and six months ended June 30, 2018, respectively. As a result of these changes, the Company restated its consolidated balance sheet and condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018, as noted below. The restatement adjustments below represent the Company’s consolidated financial statements for the periods noted, and are not allocated between continuing and discontinued operations. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 15 – Discontinued Operations” for additional details.

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

Investments – non-cryptocurrency – The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of December 31, 2018, and June 30, 2019 the Company’s investment in SAFT and SAFE agreements was $2,005, and $0, respectively.

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

The effect of the restatement on the Company’s net loss, net loss attributable to The Crypto Company, comprehensive income and per-share amounts for the three and six months ended June 30, 2018 are as follows:

	Three months ended June 30, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net realized gain/(loss) on investment in cryptocurrency	$(299,086)	$299,086	$-	$-
General and administrative expenses	2,969,183	-	275,024	3,244,207
Operating loss	(7,465,131)	299,086	(275,024)	(7,441,069)
Other income(expense):
Net change in unrealized appreciation on investment in cryptocurrency	249,847	(249,487)	-	-
Net realized gain/(loss) on investment in cryptocurrency		360,353	-	360,353
Impairment of investments in cryptocurrency		(227,784)	-	(227,784)
Loss before provision for income taxes	(7,145,543)	182,168	(275,024)	(7,238,399)
Net loss	(7,145,543)	182,168	(275,024)	(7,238,399)
Loss attributable to noncontrolling interest	126,766	-	(137,532)	(10,766)
Net loss attributable to the Crypto Company	(7,272,309)	182,168	(137,492)	(7,227,633)
Net loss attributable to the Crypto Company per common share - basic and diluted	(0.34)	-	-	(0.34)
Weighted average common shares outstanding - basic and diluted	21,131,457	-	-	21,131,457

	Six months ended June 30, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net realized gain/(loss) on investment in cryptocurrency	$773,512	$(773,512)	$-	$-
General and administrative expenses	5,667,975	-	486,176	6,154,151
Operating loss	(7,991,255)	(773,512)	(486,176)	(9,250,943)
Other income(expense):
Net change in unrealized appreciation on investment in cryptocurrency	(2,745,337)	2,745,337	-	-
Net realized gain/(loss) on investment in cryptocurrency		1,412,353	-	1,412,353
Impairment of investments in cryptocurrency	-	(1,614,301)	-	(1,614,301)
Loss before provision for income taxes	(10,666,492)	1,769,877	(486,176)	(9,382,791)
Net loss	(10,667,292)	1,769,877	(486,176)	(9,383,591)
Loss attributable to noncontrolling interest	(236,035)	-	(243,359)	(479,394)
Net loss attributable to the crypto Company	(10,431,256)	1,769,877	(242,818)	(8,904,197)
Net loss attributable to the Crypto Company per common share - basic and diluted	(0.50)	-	-	(0.42)
Weighted average common shares outstanding - basic and diluted	21,003,328	-	-	21,003,328

(1)	Reflects the restatement in connection with the accounting for investments in cryptocurrency as intangible assets with indefinite lives and record such investments in cryptocurrency at cost less impairment.
(2)	Reflects the restatement of the intangible asset amortization due to the completion of the preliminary valuation of the fair value of tangible and intangible assets acquired and related liabilities in connection with the acquisition of CoinTracking GmbH on January 26, 2018.

The effect of the restatement on the Company’s condensed consolidated balance sheet as of June 30, 2018 is as follows:

	As of June 30, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	Restatement Adjustment (3)		As Restated

Investment in cryptocurrency, net	$2,200,449	$(2,200,449)	$-	$		$-
Prepaid expenses and other current assets	196,773	-	11,096			207,869
Total current assets	3,834,768	(2,200,449)	11,096			1,645,415
Investment in cryptocurrency, net	-	2,184,636	-			2,184,636
Equipment, net of accumulated depreciation	108,159	-	(184)			107,975
Intangible assets, net	176,989	-	6,669,056			6,846,045
Goodwill	9,392,685	-	1,856,958			11,249,643
Total assets	13,843,400	(15,813)	8,536,926			22,364,513
Accounts payable and accrued expenses	769,236	-	140,287			909,523
Current liabilities	3,570,284	-	140,287			3,710,571
Total liabilities	4,978,492	-	140,287			5,118,779
Accumulated deficit	(18,198,814)	(15,813)	(242,871)			(18,457,498)
Accumulated other comprehensive income	(551,778)	-	(552,119)		550,844	(553,053)
Noncontrolling interest	(236,035)	-	9,191,625		(550,844)	8,404,746
Total stockholders’ equity	8,864,908	(15,813)	8,396,636			17,245,731
Total Liabilities and stockholders’ equity	13,843,400	(15,813)	8,536,926			22,364,513

(1)	Reflects the restatement in connection with the accounting for investments in cryptocurrency as intangible assets with indefinite lives and record such investments in cryptocurrency at cost less impairment.
(2)	Reflects the restatement of the intangible asset amortization due to the completion of the preliminary valuation of the fair value of tangible and intangible assets acquired and related liabilities in connection with the acquisition of CoinTracking GmbH on January 26, 2018.
(3)	Allocate other comprehensive income, related to CoinTracking GmbH, to noncontrolling interest.

The effect of the restatement on the Company’s consolidated statement of cash flows for the six months ended June 30, 2018, are as follows:

	Six months ended June 30, 2018
	As Previously Reported	Restatement Adjustment (1)	Restatement Adjustment (2)	As Restated
Net loss	$(10,667,291)	$1,769,877	$(486,171)	$(9,383,591)
Net change in unrealized appreciation (depreciation) on investment in cryptocurrency	2,745,337	(2,745,337)	-	-
Net realized gain on investments in cryptocurrency	(773,512)	(638,841)	-	(1,412,353)
Impairment of investments in cryptocurrency	-	1,614,301	-	1,614,301
Depreciation and amortization	186,359		388,681	575,040
Net proceeds from sales of investments in cryptocurrency	538,289	(538,289)	-	-
Other net changes	-	451	-	451
Net cash provided by operating activities	(4,036,587)	(546,820)	(97,495)	(4,680,902)
Proceeds from sales of investments in cryptocurrency	-	3,916,468	-	3,916,468
Purchase of investments in cryptocurrency	-	(3,378,180)	-	(3,378,180)
Other net changes		23,339	-	23,339
Net cash used in investing activities	(3,660,016)	561,627	-	(3,098,389)
Effect on exchange rate changes on cash	(123,703)	-	82,687	(41,016)
Noncash investing activities:
Cryptocurrency acquired in trade of cryptocurrency investments	$-	$4,733,341	-	$4,733,341
Customer payments received in cryptocurrency	$-	-	838,885	$838,885
Purchase of contract asset for commissions and incentives with investments in cryptocurrency	$-	-	161,213	$161,213

(1)	Reflects the restatement in connection with the accounting for investments in cryptocurrency as intangible assets with indefinite lives and record such investments in cryptocurrency at cost less impairment.
(2)	Reflects the restatement of the intangible asset amortization due to the completion of the preliminary valuation of the fair value of tangible and intangible assets acquired and related liabilities in connection with the acquisition of CoinTracking GmbH on January 26, 2018.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The company prepares its condensed consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Crypto Sub, CoinTracking, and Malibu Blockchain, as well as its 50.1% ownership of CoinTracking GmbH for the period ended June 30, 2018. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Liquidity and Going Concern – The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of June 30, 2019, the Company had cash of $186,317, a decline of $968,678 from the June 30, 2018 balance of $1,154,995. In addition, the Company’s net loss before provision for income taxes was $578,691 for the six months ended June 30, 2019. The Company’s working capital was negative ($1,131,000) as of June 30, 2019. During 2018, the Company liquidated a majority of its investments in cryptocurrency. In addition, on January 2, 2019, the Company sold its equity interest in CoinTracking GmbH for $2,200,000, of which (i) $1,000,000 was received in cash and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH. The cash received from the liquidation of the Company’s investment in cryptocurrency helped fund the Company’s operations during 2018, and the funds received from the sale of CoinTracking GmbH will be used to help fund operations in 2019. As of June 30, 2019, the accumulated deficit amounted to $29,035,240. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Investments in cryptocurrency – Investments are comprised of several cryptocurrencies the Company owns, of which a majority is Bitcoin, that were actively traded on exchanges. The Company records its investments as indefinite lived intangible assets at cost less impairment and are reported as long-term assets in the condensed consolidated balance sheets. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.

Subsequent reversal of impairment losses is not permitted. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex and Bitstamp.

Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the condensed consolidated statements of operations. For the six months ended June 30, 2019, realized gains and losses are included in discontinued operations. See “Note – Discontinued Operations” for additional details.

The following table summarizes the historical cost of cryptocurrencies, held as of June 30, 2019:

Ethereum	1,612
Other Cryptocurrencies	339
Balance at June 30, 2019	$1,951

The investments in cryptocurrency are included in assets held for sale at June 30, 2019.

Investments – non-cryptocurrency – The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of December 31, 2018, the Company’s investment in SAFT and SAFE agreements was $2,005, representing a single investment which was sold during the six months ended June 30, 2019.

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

Most of the Company’s long-lived assets, including all of its goodwill and a majority of its intangible, was held by CoinTracking GmbH, which was reclassified to Assets Held for Sale at December 31, 2018, and sold on January 2, 2019. Therefore, as of June 30, 2019, the Company has no impairment losses.

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

The Company’s goodwill and a majority of its indefinite lived intangible assets were held by CoinTracking GmbH and were reclassified to Assets Held for Sale as of December 31, 2018 and sold on January 2, 2019. Therefore, the Company has no goodwill, and $20,968 of indefinite lived intangible assets as of June 30, 2019, included in other assets on its condensed consolidated balance sheets.

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

As of June 30, 2019, we are subject to federal taxation in the U.S, as well as state taxes. For 2018, we were subject to taxation in Germany as well. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH.

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

Revenue recognition – The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

· Step 1: Identify the contract with the customer

· Step 2: Identify the performance obligations in the contract

· Step 3: Determine the transaction price

· Step 4: Allocate the transaction price to the performance obligations in the contract

· Step 5: Recognize revenue when the Company satisfies a performance obligation

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

On January 1, 2019, the Company adopted ASC No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Previously, share based payments to nonemployees was accounted for in accordance with ASC No. 505, Equity Based Payments to Non-Employees, which required compensation cost to be remeasured at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees resulted in significant volatility in compensation expense in prior years.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three and six months ended June 30, 2019 and 2018, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred marketing expenses of $5,000 and $16,835 for the three and six months ended June 30, 2019, respectively, and $85,570 and $134,629 for the three and six months ended June 30, 2018, respectively.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. Management currently does not plan to early adopt this guidance. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The adoption of ASU No. 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, as of December 31, 2018:

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

For the three and six months ended June 30, 2018:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Revenue	$885,833	$1,458,495
Net loss	$(7,145,543)	(10,374,966)
Basic and diluted loss per share:
Basic and diluted	$(0.34)	$(0.49)

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

Net Revenue and Charge-back Reserves

CoinTracking GmbH did not maintain an allowance for doubtful accounts because the customer prepaid for the subscription in advance before access was provided to CoinTracking GmbH’s website. The Company maintained a reserve for potential credits issued to consumers or other revenue adjustments when necessary. In addition, as of December 31, 2018, PayPal withheld $47,872 for potential credits issued to customers, which was included in assets held for sale on the Company’s condensed consolidated balance sheets.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

CoinTracking GmbH determined that certain costs associated with affiliate payments paid to customers pursuant to certain sales incentive programs, met the requirements to be capitalized as a cost of obtaining a contract. Affiliates were paid in Bitcoin and the expense was amortized over the applicable subscription period.

The aggregate contract asset balance at December 31, 2018 was $106,026, included in assets held for sale. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 15 – Discontinued Operations” for additional details.

NOTE 7 – INVESTMENTS, NON-CRYPTOCURRENCY

The Company has $160,050 in non-tradeable token pre-sale and SAFT agreements, as of June 30, 2019, of which the entire balance has been impaired.

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent and verifiable. Non-cryptocurrency investments are carried at cost which approximates fair value at June 30, 2019. The Company considers the length of its investments, as well as its comprehensive investment process which includes reviews of white papers, preparation of either short or long forms analysis that is reviewed by the Company’s internal investment committee, and as well as periodic status updates from its investees, among other factors in determining fair value. At the time that the investments are tokenized and available on active market exchanges, the investments will be reclassified to investments in cryptocurrency

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the three months ended June 30, 2019:

Level 3
Non-Cryptocurrency

Balance at December 31, 2018	$2,005
Transferred to investments in cryptocurrency	(2,005)
Balance at June 30, 2019	$0

These investments are included in assets held for sale at December 31, 2018 and June 30, 2019.

NOTE 8 - EQUIPMENT

Equipment consists of the following:

	As of June 30, 2019	As of December 31, 2018
Computer equipment	$98,225	$114,244
Furniture	14,542	20,980
	112,767	135,224
Less accumulated depreciation	(36,892)	(35,522)
	$75,875	$99,701

Depreciation expense for equipment was $5,706 and $11,412 for the three and six months ended June 30, 2019, respectively, and $4,928 and $10,519 for the three and six months ended June 30, 2018, respectively. Depreciation expense is included in selling, general and administrative expenses.

Equipment, net of accumulated depreciation of $10,369 was included in assets held for sale as of December 31, 2018.

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

The Company’s goodwill and intangible assets relate to CoinTracking GmbH and are therefore included as held for sale on the condensed consolidated balance sheets, and amortization expense is included in loss from discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. Amortization expense related to intangible assets was $275,024 and $486,176 for the three and six months ended June 30, 2018, respectively. There was no amortization expense related to intangible assets for the three and six months ended June 30, 2019.

Amortization expense for intangible assets is included in general and administrative expenses in discontinued operations (see Note 15 – Discontinued Operations).

Impairment of goodwill and indefinite lived intangible assets

The Company performed its annual impairment test at December 31, 2018. Based on the guidance in ASC 350 – Intangibles – Goodwill and Other, management of the Company elected to bypass the qualitative assessment of goodwill and proceeded directly to performing the first step of the goodwill impairment test. The first step of the goodwill impairment test indicated that the fair value of goodwill was below its carrying value, indicating impairment. The Company then performed the second step of the goodwill impairment test, comparing the implied fair value of goodwill to its carrying value, resulting in an impairment charge of $9,356,105. In addition, the Company recognized an impairment charge of $998,833 related to the Trade Name indefinite lived intangible asset and $2,749,646 on its definite lived intangible assets related to CoinTracking GmbH, which are both classified as assets held for sale. There was no impairment for the three months ended June 30, 2019.

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

NOTE 10 – NOTE PAYABLE

In 2018, CoinTracking entered into a Loan Agreements (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively. At December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019 the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of June 30, 2019, with a due date of May 28, 2020. The Note bears interest at 3%, which is payable quarterly, in arrears. See Note 13 – Related Party Transactions for additional information.

Interest expense was $2,250 and $4,325 for the three and six months ended June 30, 2019, respectively.

NOTE 11 – WARRANTS FOR COMMON STOCK

As of June 30, 2019, outstanding warrants to purchase shares of the Company’s common stock were as follows:

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

During the three and six months ended June 30, 2019, the Company did not issue any options

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of the six-month period ended June 30, 2019, there are outstanding stock option awards issued from the Plan covering a total of 966,716 shares of the Company’s common stock and there remain reserved for future awards 3,979,355 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value

Options outstanding, at December 31, 2018	1,401,612	$5.83
Options granted	-	$-
Options cancelled	(434,896)	$5.72
Options exercised	-	$-
Options outstanding, at September 30, 2018	966,716	$5.88	8.78	$-
Exercisable	927,133	$5.93	8.78	$-
Vested and exercisable and expected to vest, end of period	966,716	$5.88	8.78	$-

The Company recognized a reduction in expense of $180,693 and $239,485 for share-based compensation related to stock options for the three and six months ended June 30, 2019, respectively, compared to an expense of $4,757,580 and $4,049,441 for the three and six months ended June 30, 2018, respectively, which amounts include $530,776 and $550,867 for the three and six months ended June 30, 2018, respectively, of expense related to our former cryptocurrency investment segment, included in discontinued operations.

The total intrinsic value for options exercised, determined using the market price of our common stock on the date of exercise, was $663,767 for the six months ended June 30, 2018. There were no options exercised for the three months ended June 30, 2018 and 2019 and for the six months ended June 30, 2019.

The Company did not grant any restricted stock awards during the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was less than $1,000 of unrecognized compensation costs related to stock options issued to employees and nonemployees.

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

The range of assumptions used for the six months ended June 30, 2018 are as follows:

Six Months Ended June 30, 2018
Ranges
Volatility	36 – 55%
Expected dividends	0%
Expected term (in years)	5.00 – 10 years
Risk-free rate	1.91 – 2.95%

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO, is the Co-Managing Director of Full Stack Finance. The Company expensed $255,833 and $394,092 in fees to Full Stack Finance during the three and six months ended June 30, 2018, respectively, included in general and administrative expenses in the condensed consolidated statements of operations. The Company did not incur expenses in the current year. As of June 30, 2019 and December 31, 2018, there was a balance due to Full Stack Finance of $83,130 and $133,834, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, pursuant to which CoinTracking GmbH was to provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to CoinTracking, to be advanced to CoinTracking in one or more tranches, at such times and in such amounts as requested by CoinTracking from time to time, on or before the tenth anniversary of the Loan Agreement. The Company was deemed obligor of CoinTracking’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan accrued at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and payable quarterly. During the year ended December 31, 2018, pursuant to the Loan Agreement, CoinTracking GmbH advanced $1,500,000 to CoinTracking in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively, which were still outstanding as of December 31, 2018. CoinTracking and CoinTracking GmbH are consolidated entities, as such, the loan and advances are intercompany transactions and are eliminated in consolidation. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sale proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note, leaving a remaining balance of $300,000. See “Note 10 – Note Payable” for additional details.

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer and director of the Company resigned from all of his then-current roles with the Company. Mr. Poutre remained a consultant until November 2018. In connection with Mr. Poutre’s resignation, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018 and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period. The Separation and Consulting Agreement provided that the Company pay Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre served as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches. The Separation and Consulting Agreement contained other standard provisions contained in agreements of this nature including non-disparagement and a general release of any and all claims. During 2018, the Company paid Mr. Poutre $90,000 of the $180,000 due in connection with his Separation and Consulting Agreement.

On January 15, 2019, the Company entered into a settlement agreement with Mr. Poutre, whereby the Company agreed to pay Mr. Poutre $40,000 as settlement of all amounts outstanding in connection with his Separation and Consulting Agreement. In connection with the settlement the Company reduced its accounts payable and accrued expenses to $40,000 as of December 31, 2018.

NOTE 14 - BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the basic and diluted loss per share computations for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
Numerator for basic and diluted income per share:
Net loss from continuing operations attributable to the Crypto Company	$(314,687)	$(6,419,073)	$(665,491)	$(7,583,547)

Discontinued operations:
Income/(loss) attributable to the Crypto Company	72,634	(808,560)	86,800	(1,320,650)
Net loss attributable to the Crypto Company	$(242,053)	$(7,227,633)	$(578,691)	$(8,904,197)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	21,212,860	21,131,457	21,212,860	21,003,328
Common stock equivalents	-	-	-	-
Weighted average shares (diluted)	21,212,860	21,131,457	21,212,860	21,003,328

Basic and diluted loss per share:
Net loss from continuing operations attributable to the Company	$(0.01)	$(0.30)	$(0.03)	$(0.36)
Net loss from discontinued operations attributable to the Company	-	(0.04)	-	(0.06)
Net loss attributable to the Company	$(0.01)	$(0.34)	$(0.03)	$(0.42)

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

In addition, during the fourth quarter of 2018, there was a strategic shift in the Company’s business away from cryptocurrency investing to blockchain consulting and education. As a result of the sale of CoinTracking GmbH and the shift in the Company’s operations, the Company reclassified the assets and liabilities divested as held for sale as of December 31, 2018 and June 30, 2019. The Company retained no ownership in CoinTracking GmbH and has no continuing involvement with CoinTracking as of the date of the sale.

A reconciliation of the operations of the cryptocurrency investment segment and CoinTracking GmbH to the condensed consolidated statements of operations is shown below:

	For the Three Months ended		For the Six Months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
		(Restated)		(Restated)
Revenue:
Subscription revenue, net	$-	884,587	$-	$1,341,283
Other	-	1,246	-	1,541
		885,833	-	1,342,824
Operating expenses:
Cost of subscription revenues	-	325,115	-	390,175
General and administrative expenses	-	1,062,571	-	2,080,612
Share-based compensation	-	530,776	-	550,867
	-
Total Operating Expenses	-	1,918,462	-	3,021,654

Operating loss	-	(1,032,629)	-	(1,678,830)

Gain on sale of CoinTracking GmbH	-	-	14,166	-
Other income(expense)		80,735		80,735
Net realized gain on investment in cryptocurrency	72,634	360,353	72,634	1,412,353
Impairment of investments, cryptocurrency	-	(227,785)	-	(1,614,302)

Income(loss) before provision for income taxes	72,634	(819,326)	86,800	(1,800,044)

Provision for income taxes	-	-	-	-
Net income (loss)	$72,634	$(819,325)	$86,800	$(1,800,044)
Loss attributable to noncontrolling interest	-	(10,766)	-	(479,394)
Income/(loss) attributable to Crypto Company	$72,634	$(808,560)	$86,800	$(1,320,650)

Included in the net income (loss) for the three and six months ended June 30, 2019 is $72,634, respectively, from the cryptocurrency investment segment. The loss attributable to the Crypto Company for the three and six months ended June 30, 2018, includes $797,949 and $839,333, respectively, of losses in the Company’s former cryptocurrency investment segment, of which 100% is attributable to the Crypto Company.

A reconciliation of the assets and liabilities held for sale of the cryptocurrency investment segment and CoinTracking GmbH to the condensed consolidated balance sheets is shown below:

	June 30, 2019	December 31, 2018

Cash and cash equivalents	$-	$1,104,202
Loan receivable, related party	-	170,684
Prepaid expenses and other current assets	-	103,086
Impairment in assets held for sale	-	(743,987)
Contract asset for commissions and incentives, current portion	-	73,733
Total current assets held for sale	-	707,718
Equipment, net of accumulated depreciation	-	10,369
Contract asset for commissions and incentives, net of current portion	-	32,293
Investment in cryptocurrency	1,951	229,280
Investments, non-cryptocurrency	-	2,005
Goodwill	-	1,694,705
Intangible assets, net	-	2,496,610
Other assets	-	17,083
Total noncurrent assets held for sale	1,951	4,482,345
Total assets held for sale	$1,951	$5,190,063

Accounts payable and accrued expenses	-	362,149
Income taxes payable	-	167,846
Contract liabilities, net of current portion	-	1,750,465
Total current liabilities held for sale	-	2,280,460
Contract liabilities, net of current portion	-	847,461
Total noncurrent liabilities held for sale	-	847,861
Total liabilities held for sale	$-	$3,127,921

Cash flows from discontinued operations:
Depreciation and amortization	$-	$1,047,526
Impairment of goodwill	$-	$9,356,105
Impairment of intangible assets	$-	$3,743,479
Capital expenditures	$-	$19,943

The balance sheet asset held for sale at June 30, 2019 represents the cryptocurrency investment segment.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company rents, on a month to month basis, for $344 per month its corporate office from Regus Management Group, LLC, located at 22809 Pacific Coast Highway, Malibu, CA 90265. Facility rent expense was $1,032 and $2,533 for the three and six months ended June 30, 2019, respectively, and $10,478 and $35,501 for the three and six months ended June 30, 2018, respectively, at the Company’s prior leased property.

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

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosure in the consolidated financial statements.

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

Discontinued Operations and Segments

As a result of the sale on January 2, 2019, of CoinTracking’s entire equity ownership stake in CoinTracking GmbH, and a strategic shift in our business in the fourth quarter of 2018 away from cryptocurrency investing to blockchain consulting and education, the assets and liabilities to be sold or disposed of other than by sale are reported in assets and liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2018, and June 30, 2019 where appropriate. Additionally, the current period and prior year operating results associated with these assets and liabilities have been reclassified to give effect to these changes and are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Gain/(Loss) from discontinued operations was $72,634 and $86,800 for the three and six months ended June 30, 2019, and $(808,560) and ($1,320,650) for the three and six months ended June 30, 2018, respectively.

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

See Note 15- Discontinued Operations to our Condensed Consolidated Financial Statements included in this Quarterly Report for further details of the results of CoinTracking GmbH.

Results of Continuing Operations

Comparison of the three months ended June 30, 2019 and the three months June 30, 2018

Revenue

There were no revenues for the three months ended June 30, 2019 and 2018,

General and administrative expenses and share based compensation

For the three months ended June 30, 2019, our general and administrative expenses were $495,809, a decrease of 77.1% compared to $2,168,511 for the period ended June 30, 2018. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. Management has significantly reduced all expenses for the three months ended June 30, 2019, in particular payroll and payroll-related expenses and contracting and consulting fees until such time as it is able to generate significant revenues from its consulting businesses.

Share-based compensation was a reduction in expense of $180,683 for the three months ended June 30, 2019, a change of 104.3% from an expense of $4,226,804 for the three months ended June 30, 2018. The decline for 2019 was a result, in part, of the decline of the estimated value of the Company’s common stock at the end of 2018. Prior to December 31, 2018, the Company accounted for stock options issued to nonemployees under ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), which required remeasurement at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees often resulted in significant volatility in compensation expense. On January 1, 2019, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. We performed a final remeasurement of nonemployee stock options at December 31, 2018, using a stock price of $0.02. The stock price was determined in accordance with an independent valuation because the stock trading was suspended by the SEC in December 2017 and was moved to OTC Grey market by the OTC Markets Group, Inc. on January 3, 2018. As a result of the decline in the value of our common stock, we estimate that the share-based compensation for stock options issued to nonemployees will be insignificant going forward. In addition, during the three months ended June 30, 2019, stock options for terminated employees were cancelled, resulting in a reversal of expense for unvested shares.

Comparison of the six months ended June 30, 2019 and the six months June 30, 2018

Revenue

For the six months ended June 30, 2019, revenues relating to consulting services were $3,975. There were no revenues for the six months ended June 30, 2018.

General and administrative expenses and share based compensation

For the six months ended June 30, 2019, our general and administrative expenses were $908,219, a decrease of 77.6% compared to $4,060,415 for the period ended June 30, 2018. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. Management has significantly reduced all expenses for the six months ended June 30, 2019, in particular payroll and payroll-related expenses and contracting and consulting fees until such time as it is able to generate significant revenues from its consulting businesses.

Share-based compensation was a reduction in expense of $239,485 for the six months ended June 30, 2019, a change of 106.8% from an expense of $3,498,574 for the three months ended June 30, 2018. The decline for 2019 was a result, in part, of the significant decline in the estimated value of the Company’s common stock at the end of December 31, 2018, the final remeasurement date for options issued to nonemployees, resulting in a decline in the expense for unvested options. In addition, during the six months ended June 30, 2019, stock options for terminated employees were cancelled, resulting in a reversal of expense for unvested shares.

Liquidity, Going Concern and Capital Resources

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of June 30, 2019, the Company had cash of $186,317, a decline of $986,678 from the June 30, 2018 balance of $1,154,995. In addition, the Company’s net loss before provision for income taxes was $578,691 for the six months ended June 30, 2019. The Company’s working capital was negative ($1,131,000) as of June 30, 2019. During 2018, the Company liquidated a majority of its investments in cryptocurrency. In addition, on January 2, 2019, the Company sold its equity interest in CoinTracking GmbH for $2,200,000, of which (i) $1,000,000 was received in cash and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH. The cash received from the liquidation of the Company’s investment in cryptocurrency helped fund the Company’s operations during 2018, and the funds received from the sale of CoinTracking GmbH will be used to help fund operations in the remaining quarters of 2019. As of June 30, 2019, the accumulated deficit amounted to $29,035,240. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months ended June 30, 2019	Six Months ended June 30, 2018

Net cash used in operating activities	$(895,671)	$(4,680,902)
Net cash used in investing activities	(24,662)	(3,098,389)
Net cash provided by financing activities	-	25,058
Effects of exchange rate on cash	-	(41,016)
Net decrease in cash and cash equivalents	$(920,333)	$(7,795,249)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $895,671 compared to $4,680,902 for the six months ended June 30, 2018. The decrease in net cash used in operating activities is primarily due to a decline in our net loss to $578,691 for the six months ended from June 30, 2019 compared to $9,383,591 for the six months ended June 30, 2018, offset in part by a reduction in noncash stock compensation expense, which was a reduction in expense of $239,485 for the six months ended June 30, 2019, compared to an expense of $4,049,442 for the six months ended June 30, 2018.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $24,662, compared to $3,098,389 for the six months ended June 30, 2018. The prior year period included the acquisition of CoinTracking GmbH for $3,189,303, net of acquired cash of $1,547,097.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019, due to the material weaknesses in our internal control over financial reporting described in the 2018 Annual Report, as well as the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the period from Inception through December 31, 2017, as filed on April 2, 2018 with the SEC, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 14, 2018, as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on April 4, 2019 (the “2017 Annual Report”), which have not yet been remediated.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2019	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Chief Operating Officer and Secretary (Principal Executive Officer)

	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

