Form 10-Q
period 2019-09-30
Crypto Co
filed 2019-11-14
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the issuer had 21,212,860 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,219	$2,448
Accounts receivable	22,000	-
Prepaid expenses and other current assets	1,235	79,283
Assets held for sale	1,675	5,190,063
Total current assets	31,129	5,271,794

Equipment, net of accumulated depreciation	70,303	89,332
Other assets	20,968	20,968

TOTAL ASSETS	$122,400	$5,382,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,169,044	$1,035,433
Income taxes payable	1,600	1,600
Deferred revenue	10,118	-
Note Payable	300,000	-
Liabilities held for sale	-	3,127,921
Total current liabilities	1,480,762	4,164,954

Convertible debt	25,000	-
TOTAL LIABILITIES	1,505,762	4,164,954

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,212,860 and 21,212,860 shares issued and outstanding, respectively	21,213	21,213
Additional paid-in-capital	27,979,066	28,219,355
Accumulated deficit	(29,383,641)	(28,456,549)
Accumulated other comprehensive loss	-	(743,987)
TOTAL CRYPTO COMPANY EQUITY	(1,383,362)	(959,968)
Noncontrolling interest	-	2,177,108
TOTAL STOCKHOLDERS’ EQUITY	(1,383,262)	1,217,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,400	$5,382,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue:
Services	$44,466	$-	$48,441	$-

Total Revenue, net	44,466	-	48,441	-

Operating expenses:
Cost of services	30,500	-	30,500	-
General and administrative expenses	351,519	1,408,596	1,259,738	5,469,011
Share-based compensation	(2,000)	(105,633)	(241,485)	3,392,941

Total Operating Expenses	380,019	1,302,963	1,048,753	8,861,952

Operating loss	(335,553)	(1,302,963)	(1,000,312)	(8,861,952)

Other expense	(6,905)	(11,620)	(2,919)	(35,378)
Interest expense	(4,067)	-	(8,784)	-
Loss before provision for income taxes	(346,525)	(1,314,583)	(1,012,015)	(8,897,330)

Provision for income taxes	1,600	-	1,600	800

Loss from continuing operations	(348,125)	(1,314,583)	(1,013,615)	(8,898,130)

Gain (loss) from discontinued operations attributable to the Crypto Company (including gain on sale of $14,166)	(276)	(884,760)	86,524	(2,205,410)

Net loss attributable to the Crypto Company	(348,401)	(2,199,343)	(927,091)	(11,103,540)

Income (loss) from discontinued operations attributable to noncontrolling interest	-	289,128	-	(190,266)

Net loss	$(348,401)	$(1,910,215)	$(927,091)	$(11,293,806)

Loss from continuing operations per common share - basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.42)
Discontinued operations:
Loss attributable to the Crypto Company	-	(0.04)	0.01	(0.11)
Net loss attributable to the Crypto Company	$(0.02)	$(0.10)	$(0.04)	$(0.53)
Weighted average common shares outstanding - basic and diluted	21,219,382	21,172,782	21,215,058	21,060,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss attributable to the Crypto Company	(348,401)	(2,199,343)	(927,091)	(11,103,540)
Other comprehensive loss:
Foreign currency translation adjustment attributable to the Crypto Company	-	(66,226)	-	(619,278)
	(348,401)	(2,265,569)	(927,091)	(11,722,818)

Income (loss) from discontinued operations attributable to noncontrolling interest	-	289,128	-	(190,266)
Other comprehensive loss:
Foreign currency translation adjustment attributable to noncontrolling interest	-	(66,209)	-	(617,053)
	$-	$222,919	-	$(807,319)

Comprehensive loss	$(348,401)	$(2,042,650)	$(927,091)	$(12,530,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three Months Ended September 30, 2019 and 2018

					Accumulated Other		Total
	Common stock		Additional	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	paid-in-capital	Deficit	Income	Interest	Equity
Balance, June 30, 2018 (Restated)	21,169,289	$21,169	$27,830,365	$(18,457,498)	$(553,052)	$8,404,747	$17,245,731
Exercise of stock options	3,571	4	24,996	-	-	-	25,000
Stock compensation expense in connection with issuance of options	-	-	512,647	-	-	-	512,647
Other comprehensive loss	-	-	-	-	(66,226)	(66,209)	(132,435)
Net loss	-	-	-	(2,199,343)	-	289,128	(1,910,215)
Balance, September 30, 2018	21,172,860	$21,173	$28,368,008	$(20,656,841)	$(619,278)	$8,627,666	$15,740,728

Balance, June 30, 2019	21,212,860	$21,213	$27,979,870	$(29,035,240)	$-	$-	$(1,034,157)
Warrants issued in connection with Convertible Notes	-	-	1,196	-	-	-	1,196
Stock compensation expense in connection with issuance of options			(2,000)				(2,000)
Net loss	-	-	-	(348,401)	-	-	(348,401)
Balance, September 30, 2019	21,212,860	$21,213	$27,979,066	$(29,383,641)	$-	$-	$(1,383,362)

For the Nine Months Ended September 30, 2019 and 2018

	Common stock		Additional	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	paid-in-capital	Deficit	Income	Interest	Equity
Balance, December 31, 2017 (Restated)	20,458,945	$20,459	$19,020,176	$(9,553,301)	$-	$-	$9,487,334
Stock issued for acquisition of CoinTracking GmbH	473,640	473	4,735,926	-	-	-	4,736,399
Stock issued for services at $2.00 per share	202,512	203	1,417,381	-	-	-	1,417,584
Fair value of noncontrolling interest acquired in connection with acquisition of CoinTracking GmbH	-	-	-	-	-	9,434,985	9,434,985
Exercise of stock options	23,096	23	50,035	-	-	-	50,058
Cashless exercise of stock options	14,667	15	(15)	-	-	-	-
Stock compensation expense in connection with issuance of options	-	-	3,144,505	-	-	-	3,144,505
Other comprehensive loss	-	-	-	-	(619,278)	(617,053)	(1,236,331)
Net loss	-	-	-	(11,103,540)	-	(190,266)	(11,293,806)
Balance, September 30, 2018	21,172,860	$21,173	$28,638,008	$(20,656,841)	$(619,278)	$8,627,666	$(15,740,728)

Balance, December 31, 2018	21,212,860	$21,213	$28,219,355	$(28,456,549)	$(743,987)	$2,177,108	$1,217,140
Sale of CoinTracking GmbH	-	-	-	-	743,987	(2,177,108)	(1,433,121)
Warrants issued in connection with Convertible Notes	-	-	1,196	-	-	-	1,196
Stock compensation expense in connection with issuance of options	-	-	(241,985)	-	-	-	(241,485)
Net loss	-	-	-	(927,091)	-	-	(927,091)
Balance, September 30, 2019	21,212,860	$21,213	$27,979,066	$(29,383,641)	$-	$-	$(1,383,362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(927,091)	$(11,293,806)
Adjustments to reconcile net loss to net cash used in operations:
Net realized gain on investment in cryptocurrency	(72,634)	(1,303,433)
Impairment of investments in cryptocurrency	276	1,869,241
Impairment of investments, non-cryptocurrency		250,000
Expenses paid in cryptocurrency		101,384
Gain on sale on CoinTracking GmbH	(14,166)	-
Gain on sale of equipment	(2,856)	-
Depreciation and amortization	16,985	897,302
Share-based compensation	(240,288)	4,562,088
Change in operating assets and liabilities:
Accounts receivable	(22,000)	500
Prepaid expenses	78,048	124,754
Loan receivable, related party	-	21,891
Accounts payable and accrued expenses	72,912	117,548
Deferred revenue	10,118	-
Contract liabilities	-	(1,188,092)
Other assets	-	(24,150)
Net cash used in operating activities	(1,100,696)	(5,864,773)

Cash flows from investing activities:
Payments for purchase of equipment	-	(40,842)
Net cash disposed of from sale of CoinTracking GmbH, net of cash sales proceeds of $1,000,000	(104,202)	-
Cash paid for acquisition, net of cash acquired	-	(3,189,303)
Proceeds from sales of equipment	4,899	-
Proceeds from sales of cryptocurrency	74,658	6,551,123
Purchase of investments in cryptocurrency	-	(5,267,025)
Purchase of investments, non-cryptocurrency	-	(500,000)
Capitalized software development	-	(130,771)
Net cash used in investing activities	(24,735)	(2,576,818)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	50,057
Proceeds from issuance of convertible notes	25,000	-
Net cash provided by financing activities	25,000	50,057
Effect of exchange rate changes on cash	-	(171,423)
Net (decrease) increase in cash and cash equivalents	(1,100,431)	(8,562,957)
Cash and cash equivalents at the beginning of the period	1,106,650	8,950,244
Cash and cash equivalents at the end of the period	$6,219	$387,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,950	$-
Cash paid for income taxes	$1,600	$-
Noncash investment activities:
Customer payments received in cryptocurrency	$-	$1,102,723
Transfer of non-cryptocurrency investments to investments in cryptocurrency	-	$255,753
Cryptocurrency acquired in trade of cryptocurrency investments	$-	$5,031,280
Issue of common stock for acquisition of CoinTracking GmbH	$-	$4,736,400
Sale of cryptocurrency to shareholder	$-	939,155
Purchase of contract asset for commissions and incentives with investments in cryptocurrency	$-	$178,992

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (this “Quarterly Report”) refer to The Crypto Company and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”); and, where applicable, CoinTracking’s majority-owned subsidiary, CoinTracking GmbH, which was sold on January 2, 2019.

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

Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Crypto Sub, CoinTracking, and Malibu Blockchain, as well as its 50.1% ownership of CoinTracking GmbH for the period ended September 30, 2018. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

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

As a result of the pending sale as of December 31, 2018, of CoinTracking’s entire equity ownership stake in CoinTracking GmbH, and a strategic shift in the Company’s business in the fourth quarter of 2018 away from cryptocurrency investing to blockchain consulting and education, the assets and liabilities to be sold or disposed of other than by sale were reported in assets and liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2018. Additionally, the current operating results associated with these assets and liabilities were reclassified to give effect to these changes and were reported as discontinued operations in the condensed consolidated statements of operations for 2018. In 2019, the Company has holdings of cryptocurrency from its investment segment, and therefore has classified those assets as assets held for sale in its condensed consolidated balance sheets, and reports current operating results as discontinued operations in the condensed consolidated statements of operations for the current year.

Liquidity and Going Concern – The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of September 30, 2019, the Company had cash of $6,219. In addition, the Company’s net loss was $927,091 for the nine months ended September 30, 2019. The Company’s working capital was negative $1,449,633 as of September 30, 2019. During 2018, the Company liquidated a majority of its investments in cryptocurrency. In addition, on January 2, 2019, the Company sold its equity interest in CoinTracking GmbH for $2,200,000, of which (i) $1,000,000 was received in cash and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH. The cash received from the liquidation of the Company’s investment in cryptocurrency helped fund the Company’s operations during 2018, and the funds received from the sale of CoinTracking GmbH have been used to fund operations in 2019. As of September 30, 2019, the accumulated deficit amounted to $29,383,641. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful or that the Company will be able to replace the revenues lost as a result of the sale of CoinTracking GmbH, for the remaining quarter of 2019 and beyond. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Investments in cryptocurrency – Investments are comprised of several cryptocurrencies the Company owns, of which a majority is Bitcoin, that were actively traded on exchanges. During 2018, the Company sold most of its investments, and is on longer actively trading.

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

Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income (expense) in the condensed consolidated statements of operations. For the nine months ended September 30, 2019, realized gains and losses are included in discontinued operations. See “Note 15 – Discontinued Operations” for additional details.

The following table summarizes the historical cost of cryptocurrencies held, less impairment, as of September 30, 2019:

Ethereum	1,524
Other Cryptocurrencies	151
Balance at September 30, 2019	$1,675

The investments in cryptocurrency are included in assets held for sale at September 30, 2019.

Investments – non-cryptocurrency – The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of December 31, 2018, the Company’s investment in SAFT and SAFE agreements was $2,005, net of impairment, representing a single investment which was sold during the nine months ended September 30, 2019.

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

During the year ended December 31, 2018, the Company wrote-off its SAFE investment as the enterprise shut down its operations.

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

Most of the Company’s long-lived assets, including all of its goodwill and a majority of its intangibles, were held by CoinTracking GmbH, which was reclassified to Assets Held for Sale at December 31, 2018, and sold on January 2, 2019. Therefore, as of September 30, 2019, the Company has no impairment losses.

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

The Company’s goodwill and a majority of its indefinite lived intangible assets were held by CoinTracking GmbH and were reclassified to Assets Held for Sale as of December 31, 2018 and sold on January 2, 2019. Therefore, the Company has no goodwill, and $20,968 of indefinite lived intangible assets as of September 30, 2019, included in other assets on its condensed consolidated balance sheets.

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

As of September 30, 2019, we are subject to federal taxation in the U.S, as well as state taxes. For 2018, we were subject to taxation in Germany as well. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH.

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

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method for contracts as of the date of initial application. There is no cumulative impact to the Company’s retained earnings at January 1, 2018. See “Note 5 – Subscription Revenue Recognition” for additional information on the impact to the Company.

During 2019, the Company’s main source of revenue is consulting and development services for a single customer. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

●	The customer receives and consumes the benefit provided by the Company’s performance as the Company performs.
●	The Company’s performance enhances an asset controlled by the customer.
●	The Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date.

The consulting arrangement meet more than one of the criteria above.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three and nine months ended September 30, 2019 and 2018, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred marketing expenses of $529 and $17,364 for the three and nine months ended September 30, 2019, respectively, and $48,460 and $333,969 for the three and nine months ended September 30, 2018, respectively.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

For the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Revenue	$1,227,971	$2,686,465
Net loss	$(1,910,215)	(11,001,482)
Basic and diluted loss per share:
Basic and diluted	$(0.09)	$(0.52)

On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. See “Note 15 – Discontinued Operations” for additional details.

NOTE 5 – SUBSCRIPTION REVENUE RECOGNITION

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

NOTE 6 – INVESTMENTS, NON-CRYPTOCURRENCY

The Company has $160,050 in non-tradeable token pre-sale and SAFT agreements, as of September 30, 2019, of which the entire balance has been impaired.

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent and verifiable. Non-cryptocurrency investments are carried at cost which approximates fair value at September 30, 2019. The Company considers the length of its investments, as well as its comprehensive investment process which includes reviews of white papers, preparation of either short or long form analysis that is reviewed by the Company’s internal investment committee, as well as periodic status updates from its investees, among other factors in determining fair value. At the time that the investments are tokenized and available on active market exchanges, the investments will be reclassified to investments in cryptocurrency.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the three months ended September 30, 2019:

Level 3
Non-Cryptocurrency

Balance at December 31, 2018	$2,005
Transferred to investments in cryptocurrency	(2,005)
Balance at September 30, 2019	$0

These investments are included in assets held for sale at December 31, 2018 and September 30, 2019.

 NOTE 7 - EQUIPMENT

Equipment consists of the following:

	As of September 30, 2019	As of December 31, 2018
Computer equipment	$98,225	$114,244
Furniture	14,542	20,980
	112,767	135,224
Less accumulated depreciation	(42,464)	(35,522)
	$70,303	$99,701

Depreciation expense for equipment was $5,573 and $16,985 for the three and nine months ended September 30, 2019, respectively, and $5,706 and $16,225 for the three and nine months ended September 30, 2018, respectively. Depreciation expense is included in selling, general and administrative expenses.

Equipment, net of accumulated depreciation of $10,369 was included in assets held for sale as of December 31, 2018.

NOTE 8 – IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company’s goodwill balance is the result of the acquisition of CoinTracking GmbH in the current year (see “Note 4 – Acquisition”). Intangible assets include software development costs, related to the CoinTracking GMBH SaaS platform, customer base and trade name.

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

The Company’s goodwill and intangible assets relate to CoinTracking GmbH and are therefore included as held for sale on the condensed consolidated balance sheets, and amortization expense is included in loss from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. Amortization expense related to intangible assets was $241,767 and $772,745 for the three and nine months ended September 30, 2018, respectively. There was no amortization expense related to intangible assets for the three and nine months ended September 30, 2019.

Amortization expense for intangible assets is included in general and administrative expenses in discontinued operations (see “Note 15 – Discontinued Operations” for additional information).

Impairment of goodwill and indefinite lived intangible assets

The Company performed its annual impairment test at December 31, 2018. Based on the guidance in ASC 350 – Intangibles – Goodwill and Other, management of the Company elected to bypass the qualitative assessment of goodwill and proceeded directly to performing the first step of the goodwill impairment test. The first step of the goodwill impairment test indicated that the fair value of goodwill was below its carrying value, indicating impairment. The Company then performed the second step of the goodwill impairment test, comparing the implied fair value of goodwill to its carrying value, resulting in an impairment charge of $9,356,105. In addition, the Company recognized an impairment charge of $998,833 related to the Trade Name indefinite lived intangible asset and $2,749,646 on its definite lived intangible assets related to CoinTracking GmbH, which are both classified as assets held for sale. There was no impairment for the three and nine months ended September 30, 2019.

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

NOTE 9 – NOTE PAYABLE

In 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively. At December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019 the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of September 30, 2019, with a due date of May 28, 2020. The Note bears interest at 3%, which is payable quarterly, in arrears. See “Note 13 – Related Party Transactions” for additional information.

Interest expense was $2,250 and $6,575 for the three and nine months ended September 30, 2019, respectively.

NOTE 10 – CONVERTIBLE NOTES

On September 23, 2019, the Company issued two Convertible Notes (“Notes”) to two accredited investors for an aggregate amount of $75,000, of which $50,000 was funded after September 30, 2019. The Notes mature on September 23, 2024, unless earlier converted. The Notes bear interest at a rate of 5% per year. The Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs prior to either of the automatic conversion events, the holders of the Notes will have the option to convert the Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

The Company reviewed ASC 815 – Derivatives and Hedging, to determine if the embedded feature in the Notes, specifically the equity conversion feature, should be accounted for as a derivative instrument. The Company considered whether the Notes included net settlement, either explicitly by the terms of the Notes or by other means, such as through the resale of the shares obtained on conversion in the public markets. The Company determined that the Notes do not contain a net settlement option. In addition, conversion to cash through the public markets is unlikely, as only 3% of the Company’s outstanding shares are in public float, and the Company’s shares are listed on the OTC grey market, resulting in limited trades of insignificant volume. The Company cannot determine when, or if, its shares will be listed on an active exchange, and if shares available to trade will increase.

In connection with the Notes, the Company issued 75,000 warrants to purchase the Company’s common stock at a warrant price of $0.01 per share. The warrants expire in three years. The Company determined the fair value of the warrants utilizing the Black-Scholes model, resulting in an expense of $1,196, included in interest expense in the company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2019.

NOTE 11 – WARRANTS FOR COMMON STOCK

As of September 30, 2019, outstanding warrants to purchase shares of the Company’s common stock were as follows:

				Number of Shares
Issuance Date	Exercisable for	Expiration Date	Exercise Price	Outstanding Under Warrants

September 2017	Common Shares	September 25, 2020	$2.00	168,125
September 2019	Common Shares	September 24, 2022	$0.01	75,000

The warrants issued in 2017 expire on the third anniversary of their issuance dates. The exercise price of the warrants is subject to adjustment from time to time, as provided therein, to prevent dilution of purchase rights granted thereunder. The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required. See “Note 10 – Convertible Notes” for further information of the warrants issued in 2019.

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

During the three and nine months ended September 30, 2019, the Company did not issue any options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of the nine-month period ended September 30, 2019, there are outstanding stock option awards issued from the Plan covering a total of 915,364 shares of the Company’s common stock and there remain reserved for future awards 4,084,636 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value

Options outstanding, at December 31, 2018	1,401,612	$5.83
Options granted	-	-
Options cancelled	(540,177)	5.57
Options exercised	-	-
Options outstanding, at September 30, 2019	861,435	$5.99	8.27	$-
Exercisable	826,019	$6.03	8.78	$-
Vested and exercisable and expected to vest, end of period	861,435	$6.03	8.78	$-

The Company recognized a reduction in expense of $2,000 and $241,485 for share-based compensation related to stock options for the three and nine months ended September 30, 2019, respectively, compared to an expense of $512,648 and $4,562,089 for the three and nine months ended September 30, 2018, respectively. See “Note 15 – Discontinued Operations” for share-based compensation related to our former cryptocurrency investment segment and CoinTracking GmbH for the three and nine months ended September 30, 2018.

The total intrinsic value for options exercised, determined using the market price of our common stock on the date of exercise, was $0 and $295,762 for the nine months ended September 30, 2018. There were no options exercised for the three and nine months ended September 30, 2019.

The Company did not grant any restricted stock awards during the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there was less than $1,000 of unrecognized compensation costs related to stock options issued to employees and nonemployees.

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

The range of assumptions used for the nine months ended September 30, 2018 are as follows:

Nine Months Ended September 30, 2018
Ranges
Volatility	36 – 55%
Expected dividends	0%
Expected term (in years)	5.00 – 10 years
Risk-free rate	1.91 – 2.95%

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO, is the Co-Managing Director of Full Stack Finance. The Company expensed $87,150 and $454,199 in fees to Full Stack Finance during the three and nine months ended September 30, 2018, respectively, included in general and administrative expenses in the condensed consolidated statements of operations. The Company did not incur expenses in the current year. As of September 30, 2019, and December 31, 2018, there was a balance due to Full Stack Finance of $78,130 and $133,834, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, pursuant to which CoinTracking GmbH was to provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to CoinTracking, to be advanced to CoinTracking in one or more tranches, at such times and in such amounts as requested by CoinTracking from time to time, on or before the tenth anniversary of the Loan Agreement. The Company was deemed obligor of CoinTracking’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan accrued at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and payable quarterly. During the year ended December 31, 2018, pursuant to the Loan Agreement, CoinTracking GmbH advanced $1,500,000 to CoinTracking in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively, which were still outstanding as of December 31, 2018. CoinTracking and CoinTracking GmbH are consolidated entities, as such, the loan and advances are intercompany transactions and are eliminated in consolidation. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sale proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note, leaving a remaining balance of $300,000. See “Note 9 – Note Payable” for additional details.

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

NOTE 14 - BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the basic and diluted loss per share computations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Numerator for basic and diluted income per share:
Net loss from continuing operations attributable to the Crypto Company	$(348,125)	$(1,314,583)	$(1,013,615)	$(8,898,130)

Discontinued operations:
Income/(loss) attributable to the Crypto Company	(276)	(884,760)	86,524	(2,205,410)
Net loss attributable to the Crypto Company	$(348,401)	$(2,199,343)	$(927,091)	$(11,103,540)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	21,212,860	21,131,457	21,212,860	21,003,328
Common stock equivalents	6,522	-	2,198	-
Weighted average shares (diluted)	21,219,382	21,172,782	21,215,058	21,060,434

Basic and diluted loss per share:
Net loss from continuing operations attributable to the Company	$(0.02)	$(0.06)	$(0.05)	$(0.42)
Net loss from discontinued operations attributable to the Company	-	(0.04)	0.01	(0.11)
Net loss attributable to the Company	$(0.02)	$(0.10)	$(0.04)	$(0.53)

Common stock equivalents include warrants issued on September 23, 2019 in connection with the Convertible Note. See “Note 10 – Convertible Notes” for additional information. The terms of the warrants include an exercise price of $0.01 per share and are therefore included as outstanding shares on the date of issuance.

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

In addition, during the fourth quarter of 2018, there was a strategic shift in the Company’s business away from cryptocurrency investing to blockchain consulting and education. As a result of the sale of CoinTracking GmbH and the shift in the Company’s operations, the Company reclassified the assets and liabilities divested as held for sale as of December 31, 2018 and September 30, 2019. The Company retained no ownership in CoinTracking GmbH and has no continuing involvement with CoinTracking as of the date of the sale.

A reconciliation of the operations of the cryptocurrency investment segment and CoinTracking GmbH to the condensed consolidated statements of operations is shown below:

	For the Three Months ended		For the Nine Months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue:
Subscription revenue, net	$-	1,227,971	$-	$2,570,795
Other	-	-	-	-
		1,227,971	-	2,570,795
Operating expenses:
Cost of subscription revenues	-	200,616	-	590,791
General and administrative expenses	-	454,941	-	2,535,553
Share-based compensation	-	618,280	-	1,169,147
	-
Total Operating Expenses	-	1,273,837	-	4,295,491

Operating income loss	-	(45,866)	-	(1,724,696)

Gain on sale of CoinTracking GmbH	-	-	14,166	-

Other expense	-	64,095	-	144,829
Net realized gain (loss) on investments in cryptocurrency	-	(108,920)	72,634	1,303,433
Impairment of investments, non-cryptocurrency	-	(250.000)		(250,000)
Impairment of investments, cryptocurrency	(276)	(254,941)	(276)	(1,869,242)

Income (loss) before provision for income taxes	(276)	(593,631)	86,524	(2,145,676)

Provision for income taxes	-	-	-	-
Net income (loss)	$(276)	$(595,631)	$86,524	$(2,395,676)
Loss attributable to noncontrolling interest	-	289,129	-	(190,266)
Income (loss) attributable to the Crypto Company	$(276)	$(884,760)	$86,524	$(2,205,410)

Included in the net income (loss) for the three and nine months ended September 30, 2019 is $(276) and $72,358, respectively, from the cryptocurrency investment segment. The income (loss) attributable to the Crypto Company for the three and nine months ended September 30, 2018, includes $892,674 and $1,732,007, respectively, of losses in the Company’s former cryptocurrency investment segment, of which 100% is attributable to the Crypto Company.

A reconciliation of the assets and liabilities held for sale of the cryptocurrency investment segment and CoinTracking GmbH to the condensed consolidated balance sheets is shown below:

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$-	$1,104,202
Loan receivable, related party	-	170,684
Prepaid expenses and other current assets	-	103,086
Impairment in assets held for sale	-	(743,987)
Contract asset for commissions and incentives, current portion	-	73,733
Total current assets held for sale	-	707,718
Equipment, net of accumulated depreciation	-	10,369
Contract asset for commissions and incentives, net of current portion	-	32,293
Investment in cryptocurrency	1,675	229,280
Investments, non-cryptocurrency	-	2,005
Goodwill	-	1,694,705
Intangible assets, net	-	2,496,610
Other assets	-	17,083
Total noncurrent assets held for sale	1,675	4,482,345
Total assets held for sale	$1,675	$5,190,063

Accounts payable and accrued expenses	-	362,149
Income taxes payable	-	167,846
Contract liabilities, net of current portion	-	1,750,465
Total current liabilities held for sale	-	2,280,460
Contract liabilities, net of current portion	-	847,461
Total noncurrent liabilities held for sale	-	847,861
Total liabilities held for sale	$-	$3,127,921

Cash flows from discontinued operations:
Depreciation and amortization	$-	$1,047,526
Impairment of goodwill	$-	$9,356,105
Impairment of intangible assets	$-	$3,743,479
Capital expenditures	$-	$19,943

The balance sheet asset held for sale at September 30, 2019 represents the cryptocurrency investment segment.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company rents, on a month to month basis, for $344 per month its corporate office from Regus Management Group, LLC, located at 22809 Pacific Coast Highway, Malibu, CA 90265. Facility rent expense was $1,032 and $3,565 for the three and nine months ended September 30, 2019, respectively, and $36,155 and $71,655 for the three and nine months ended September 30, 2018, respectively, at the Company’s prior leased property.

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

Note 17 – Subsequent Events

On October 1, 2019 the Company received $50,000 in connection with its Notes. See “Footnote 10 – Convertible Notes” for additional information.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan" and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC, including Part I, Item 1A. "Risk Factors" of the 2018 Annual Report.

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

Discontinued Operations and Segments

As a result of the sale on January 2, 2019, of CoinTracking’s entire equity ownership stake in CoinTracking GmbH, and a strategic shift in our business in the fourth quarter of 2018 away from cryptocurrency investing to blockchain consulting and education, the assets and liabilities to be sold or disposed of other than by sale are reported in assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2018, and September 30, 2019 where appropriate. Additionally, the current period and prior year operating results associated with these assets and liabilities have been reclassified to give effect to these changes and are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. For the three and nine months ended September 30, 2019, there was a loss from discontinued operations of $276 and a gain from discontinued operations of $86,524, respectively. For the three and nine months ended September 30, 2018, there was a loss from discontinued operations of $884,760 and $2,205,410, respectively.

During 2018, the Company had two principal business segments that generated revenues and incurred expenses, both of which have ceased operations as of the date of this report:

The cryptocurrency investment segment generated revenues that primarily consisted of amounts earned through trading activities of cryptocurrencies. The Company recorded its investments in cryptocurrency as indefinite lived intangible assets, at cost less impairment, which are reported as long-term assets in the condensed consolidated balance sheets. Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the condensed statement of operations and comprehensive income.

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

See “Note 15- Discontinued Operations” to our Condensed Consolidated Financial Statements included in this Quarterly Report for further details of the results of CoinTracking GmbH.

Results of Continuing Operations

Comparison of the three months ended September 30, 2019 and the three months September 30, 2018

Revenue

Revenues for the three months ended September 30, 2019 were $44,446, consisting of fees received for blockchain training, consulting and software development, primarily for a single customer. There were no revenues for the three months ended September 30, 2018,

General and administrative expenses and share based compensation

For the three months ended September 30, 2019, our general and administrative expenses were $351,519, a decrease of 75.0% compared to $1,408,596 for the period ended September 30, 2018. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. Management has significantly reduced all expenses for the three months ended September 30, 2019, in particular payroll and payroll-related expenses and contracting and consulting fees until such time as it is able to generate significant revenues from its consulting businesses.

Share-based compensation was a reduction in expense of $2,000 for the three months ended September 30, 2019, a change of 98.1% from an expense reduction of $105,633 for the three months ended September 30, 2018. The decline for 2019 was a result, in part, of the decline of the estimated value of the Company’s common stock at the end of 2018. Prior to December 31, 2018, the Company accounted for stock options issued to nonemployees under ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), which required remeasurement at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees often resulted in significant volatility in compensation expense. On January 1, 2019, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. We performed a final remeasurement of nonemployee stock options at December 31, 2018, using a stock price of $0.02. The stock price was determined in accordance with an independent valuation because the stock trading was suspended by the SEC in December 2017 and was moved to OTC Grey market by the OTC Markets Group, Inc. on January 3, 2018. As a result of the decline in the value of our common stock, we estimate that the share-based compensation for stock options issued to nonemployees will be insignificant going forward. In addition, during the three months ended September 30, 2019, stock options for terminated employees were cancelled, resulting in a reversal of expense for unvested shares.

Comparison of the nine months ended September 30, 2019 and the nine months September 30, 2018

Revenue

Revenues for the nine months ended September 30, 2019 were $48,441, consisting of fees received for blockchain training, consulting and software development, primarily for a single customer. There were no revenues for the nine months ended September 30, 2018.

General and administrative expenses and share based compensation

For the nine months ended September 30, 2019, our general and administrative expenses were $1,259,738, a decrease of 77.0% compared to $5,469,011 for the period ended September 30, 2018. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. Management has significantly reduced all expenses for the nine months ended September 30, 2019, in particular payroll and payroll-related expenses and contracting and consulting fees until such time as it is able to generate significant revenues from its consulting businesses.

Share-based compensation was a reduction in expense of $241,485 for the nine months ended September 30, 2019, a change of 107.1% from an expense of $3,392,941 for the nine months ended September 30, 2018. The decline for 2019 was a result, in part, of the significant decline in the estimated value of the Company’s common stock at the end of December 31, 2018, the final remeasurement date for options issued to nonemployees, resulting in a decline in the expense for unvested options. In addition, during the nine months ended September 30, 2019, stock options for terminated employees were cancelled, resulting in a reversal of expense for unvested shares.

Liquidity, Going Concern and Capital Resources

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of September 30, 2019, the Company had cash of $6,219, compared to $387,287 as of September 30, 2018. In addition, the Company’s net loss was $927,091 for the nine months ended September 30, 2019. The Company’s working capital was negative $1,449,633 as of September 30, 2019. During 2018, the Company liquidated a majority of its investments in cryptocurrency. In addition, on January 2, 2019, the Company sold its equity interest in CoinTracking GmbH for $2,200,000, of which (i) $1,000,000 was received in cash and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH. The cash received from the liquidation of the Company’s investment in cryptocurrency helped fund the Company’s operations during 2018, and the funds received from the sale of CoinTracking GmbH have been used to help fund operations in the remaining quarters of 2019. As of September 30, 2019, the accumulated deficit amounted to $29,383,641. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful, that we will be able to replace the revenues lost as a result of the sale of CoinTracking GmbH, or that we will achieve our projected level of revenues in the remaining quarter of 2019 and beyond. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine months ended September 30,
	2019	2018

Net cash used in operating activities	$(1,100,696)	$(5,864,773)
Net cash used in investing activities	(24,735)	(2,576,818)
Net cash provided by financing activities	25,000	50,057
Effects of exchange rate on cash	-	(171,423)
Net decrease in cash and cash equivalents	$(1,100,431)	$(8,562,957)

Operating Activities

Net cash used in operating activities was $1,100,696 for the nine months ended September 30, 2019, compared to $5,864,773 for the nine months ended September 30, 2018. The decrease in net cash used in operating activities was primarily due to a decline in our net loss to $927,091 for the nine months ended September 30, 2019 compared to $11,103,540 for the nine months ended September 30, 2018. Partially offsetting this decrease was a reduction in noncash stock compensation expense of $241,485 for the nine months ended September 30, 2019, compared to an expense of $3,392,941 for the prior year period.

Net cash used in operating activities was $5,864,773 for the nine months ended September 30, 2018 compared to $2,215,518 for the period from Inception to September 30, 2017. The increase of $3,649,255 was primarily due to an increase in our net loss of $11,296,806, less certain non-cash items totaling $6,373,612, primarily consisting of stock-based compensation of $4,562,088, impairment of investments in cryptocurrency of $1,869,241, depreciation and amortization expense of $897,302, and impairment of investments, non-cryptocurrency of $250,000, offset by a net realized gain on investments in cryptocurrency of $1,303,403. The non-cash items were offset, in part, by a decline in our contract liabilities of $1,188,092.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $24,735, compared to $2,576,818 for the nine months ended September 30, 2018. The prior year period included the acquisition of CoinTracking GmbH for $3,189,303, net of acquired cash of $1,547,097, and proceeds from the sales of our investments in cryptocurrency, net of purchases, of $1,284,098, compared to proceeds of $74,568 for the nine months ended September 30, 2019.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $25,000, compared to $50,057 for the nine months ended September 30, 2018. The current year includes proceeds from our convertible notes of $25,000, compared to proceeds from the exercise of stock options of $50,057 in the prior year.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to the material weaknesses in our internal control over financial reporting described in the 2018 Annual Report, as filed on July 26, 2019 as well as the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the period from Inception through December 31, 2017, as filed on April 2, 2018 with the SEC, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 14, 2018, as further amended by Amendment No. 2 on Form 10-K/A filed with the SEC on April 4, 2019 (the “2017 Annual Report”), which have not yet been remediated.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2019	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Chief Operating Officer and Secretary (Principal Executive Officer)

	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

