Form 10-K
period 2019-12-31
Crypto Co
filed 2020-05-19
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the value of common stock held by non-affiliates was $15,948,590.

Number of shares outstanding of the Registrant’s common stock was 21,400,591, as of May 14, 2020

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report to conform such statements to actual results or changes in our expectations. You should not place undue reliance on these forward-looking statements.

Item 1. Business

The Crypto Company (the “Company”, “Crypto”, “we”, “us” or “our”) was incorporated in the State of Utah on December 2, 2013, under the name Croe, Inc. On October 3, 2017, the Company filed Articles of Conversion with the Utah Secretary of State and the Nevada Secretary of State to effectively change its state of Incorporation to Nevada and filed Articles of Incorporation with the Nevada Secretary of State to change its name to The Crypto Company.

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

The Company also generated software subscription revenues through CoinTracking GmbH and generated minimal amounts of consulting revenue. The software subscription segment consisted primarily of amounts earned through subscriptions to the CoinTracking GmbH website. We completely divested CoinTracking GmbH on January 2, 2019.

The Acquisition

Stock Sale

On June 7, 2017, the Company entered into (i) a Share Purchase Agreement (the “Restricted Share Purchase Agreement”) with Crypto Sub and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company; and (ii) a Share Purchase Agreement (the “Free Trading Share Purchase Agreement”, and together with the Restricted Share Purchase Agreement, the “Share Purchase Agreements”) with Crypto Sub, Uptick Capital, LLC (“Uptick Capital”) and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company. Pursuant to the Share Purchase Agreements, the shareholders of the Company sold an aggregate of 11,235,000 shares of common stock of the Company to Crypto Sub and 100,000 shares of common stock of the Company to Uptick Capital, representing an aggregate of 100% of the issued and outstanding common stock of the Company as of such date, for aggregate proceeds of $411,650, including escrow and other transaction-related fees to the selling shareholders (the “Stock Sale”). A portion of the acquisition cost equal to $399,300 is expensed as a general and administrative expense in the accompanying consolidated statement of operations.

10,000,000 shares held by Deborah Thomas, the former Chief Executive Officer, principal accounting and financial officer and director of the Company, representing approximately 88.22% of the outstanding common stock of the Company immediately prior to the Stock Sale, were sold for $0.031 per share, and an aggregate of 1,335,000 shares held by the remaining shareholders of the Company was sold at a price of $0.075 per share.

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

The Stock Sale, the Stock Dividend and the Share Exchange are collectively referred to as the “Acquisition”. Immediately following the Acquisition, (i) Crypto Sub became a wholly-owned subsidiary of the Company; (ii) all of the former shareholders of Crypto Sub became shareholders of the Company, on a pro-rata basis; and (iii) the operations of the Company solely consisted of the operations of Crypto Sub.

Acquisition and Disposition of CoinTracking GmbH

On January 16, 2018, pursuant to an Equity Purchase Agreement (the “CoinTracking Purchase Agreement”) entered into on December 22, 2017, by and among the Company, CoinTracking, Kachel Holding GmbH, an entity formed under the laws of the Republic of Germany (“Kachel Holding”), and Dario Kachel, an individual, CoinTracking purchased from Kachel Holding 12,525 shares of CoinTracking GmbH, an entity formed under the laws of Germany (“CoinTracking GmbH”), representing 50.1% of the equity interests in CoinTracking GmbH, for a purchase price of (i) $4,736,400 in cash, and (ii) 473,640 shares of common stock of the Company, par value $0.001 per share, subject to adjustment as provided in the CoinTracking Purchase Agreement (the “CoinTracking Acquisition”). The CoinTracking Acquisition was consummated on January 26, 2018.

On December 28, 2018, CoinTracking agreed on the purchase and assignment of shares, agreements on a purchase price of the loan agreement and a compensation agreement, with Kachel Holding and CoinTracking GmbH pursuant to which, on January 2, 2019, CoinTracking sold 12,525 shares of equity interest in CoinTracking GmbH, representing 50.1% of the outstanding equity interests in CoinTracking GmbH and CoinTracking’s entire equity ownership stake in CoinTracking GmbH, to Kachel Holding in exchange for $2,200,000, of which (i) $1,000,000 was paid in cash to CoinTracking and (ii) $1,200,000 was applied toward the repayment of an outstanding loan of $1,500,000 from CoinTracking GmbH to CoinTracking under the CoinTracking Note (the “CoinTracking Disposition”).

In 2019, the Company had holdings of cryptocurrency from its investment segment, and therefore has classified those assets as assets held for sale in its consolidated balance sheets, and reports current operating results as discontinued operations in the consolidated statements of operations for the year ended December 31, 2019. The balance of cryptocurrency assets on our balance sheet as of December 31, 2019 was zero.

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

Strategic Acquisitions

In furtherance of the development of our blockchain consulting services, we may seek from time to time additional strategic acquisitions of majority and minority equity interests in entities and technology that demonstrate (i) established, protectable and scalable revenues; (ii) substantial market share; (iii) established brand equity and customer loyalty; (iv) proprietary technology with competitive advantages; (v) quality personnel, and (vi) strategic access to international markets.

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

Market Overview

Blockchain

The blockchain is a decentralized database or digital “ledger” of transactions across a peer-to-peer network of computers or “nodes” that use the underlying infrastructure of the Internet to validate and process valuable transactions. While using the blockchain, participants can transfer information across the Internet without the need of a central third party. In a financial transaction, the buyer and seller interact directly without the need for verification by a trusted third-party intermediary. The actual record of the transaction is pseudonymous, but the identifying information is encrypted, preventing personal information from being shared.

The primary benefits of blockchain include the following:

●	Fraud reduction: Blockchain technology has the potential to positively disrupt most industries since it can work for nearly every type of transaction that involves value, including money, property, and goods. From a business perspective, the technology may be leveraged for process improvement, helping to reduce human error, prevent fraud, and streamline data storage.

●	Transparency: Financial organizations may use the blockchain to store records digitally and leverage the technology for any type of transaction that needs to be verified by a trusted third party.

●	Security: Transactions may include transferring digital or physical assets, verifying chain of custody, and protecting intellectual property. In an era with increasing cybercrime and strict regulatory requirements, blockchain offers a highly fraud-resistant technology that can protect and authenticate almost any type of transaction.

●	Efficiency: Both Permissioned and Public blockchains offer significant improvements in efficiency to retail and business implementations by reducing cost and time in the duplicate databases and ledgers that companies and intermediaries must maintain in the absence of a shared, trusted and immutable system.

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

Blockchain regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses. Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to the Company’s businesses, or when they will be effective. Various bills have also been proposed in congress for adoption-related to the Company’s business which may be adopted and have an impact on it. As the regulatory and legal environment evolves, the Company may become subject to new laws and further regulation by the SEC and other agencies, although the Company is not currently trading in digital assets and has no intention to trade in digital assets.

Employees

As of December 31, 2019, we had two full-time employees and three part-time employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors

Not Applicable

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

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Grey market. The bid quotations reported by the OTC Grey market reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Period	High	Low
2019
First Quarter	$12.00	$10.00
Second Quarter	$12.00	$1.05
Third Quarter	$1.11	$1.05
Fourth Quarter	$1.11	$0.50

Period	High	Low
2018
First Quarter	$575.00	$11.00
Second Quarter	$52.00	$20.10
Third Quarter	$44.00	$44.00
Fourth Quarter	$44.00	$3.60

On December 19, 2017, the SEC implemented the Trade Halt, pursuant to Section 12(k) of the Exchange Act, which temporarily suspended trading of the Company’s stock on the OTC Pink market until January 3, 2018. The Trade Halt was lifted by the SEC as of January 4, 2018, at which time the OTC Markets Group Inc. (the “OTC Markets”), automatically, as a matter of course, discontinued the display of quotes for our common stock and moved our common stock to the OTC Grey market. Securities listed on the OTC Grey market are tradable, but broker-dealers of such securities are unable to publicly quote such securities. In a letter to us dated as of November 22, 2019, the SEC Division of Enforcement advised us that the investigation has concluded and that the SEC will not seek to impose any fines or file any enforcement action against us.

Holders

As of May 9, 2020 there were 200 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has issued equity awards in the form of stock options from The Crypto Company 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by stockholders on August 24, 2017.

The following table sets forth information about the 2017 Plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2017 Plan)	346,349	$8.73	346,349
Total	346,349		346,349

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section titled “Risk Factors”.

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

Recent Events

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease.

COVID-19 and the U.S.’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Discontinued Operations

As a result of the sale of CoinTracking’s entire equity ownership stake in CoinTracking GmbH, and a strategic shift in our business in the fourth quarter of 2018 away from cryptocurrency investing to blockchain consulting and education, the operating results associated with these assets and liabilities have been reclassified to give effect to these changes and are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Loss from discontinued operations was $84,849 and $16,376,131 for the years ended December 31, 2019 ended December 31, 2018, respectively. The 2018 loss includes an impairment of goodwill of $9,356,105, and impairment of other intangible assets of $3,743,480 related to CoinTracking GmbH. The loss from discontinued operations attributable to the Crypto Company was $9,859,271 for the year ended December 31, 2018, which includes our 50.1% ownership of CoinTracking GmbH. CoinTracking GmbH was acquired in 2018, and therefore, there was no impact on the Company’s prior year results.

During the year ended December 31, 2019, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions.

See Note 15- Discontinued Operations to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report for further details of the results of CoinTracking GmbH.

Results of Continuing Operations

Comparison of the fiscal years ended December 31, 2019 and December 31, 2018

Revenue

For the year ended December 31, 2019, revenues relating to consulting services were $65,743, compared to $5,000 for the year ended December 31, 2018. The increase is attributable to higher level of activity in generating consulting services with one client

General and administrative expenses and share based compensation

For the year ended December 31, 2019, our general and administrative expenses were $1,750,668, a decrease of 69.4% compared to $5,730,063 for the year ended December 31, 2018. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. The decrease for the year ended December 31, 2019 reflects decreased costs associated with being a public company, in particular, outside consulting, legal, and accounting costs.

Share-based compensation was $-0- for the year ended December 31, 2019, a decline of 100.0% compared to $3,302,471 for the year ended December 31, 2018. Share-based compensation decreased due to no issuances of the Company’s common stock.

Liquidity, Going Concern and Capital Resources

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2019, we had cash on hand of $1,611. Our loss before provision for income taxes from continuing operations was $1,808,622 for the year ended December 31, 2019. Our working capital was negative $1,874,603 as of December 31, 2019. In addition, on January 2, 2019, we sold our equity interest in CoinTracking GmbH for $2,200,000, of which (i) $1,000,000 was received in cash and (ii) $1,200,000 was applied toward the repayment of an outstanding loan in the amount of $1,500,000 from CoinTracking GmbH.

Going Concern

The cash received from the liquidation of our investment in cryptocurrency helped fund our operations during the year ended December 31, 2019, and the funds received from the sale of CoinTracking GmbH is projected to fund a portion of operations in 2019. As of December 31, 2019, our accumulated deficit amounted to $30,265,171. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful, that we will be able to replace the revenues lost as a result of the sale of CoinTracking GmbH, or that we will achieve our projected level of revenues in 2020 and beyond. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the year ended December 31, 2019 was $1,155,304 compared to $6,274,104 for the year ended December 31, 2018. The decrease of $5,118,800 was primarily due to a decrease in our net loss to $1,808,622 for the year ended December 31, 2019 compared to $25,420,109 for the year ended December 31, 2018. In addition, our net realized gain on investments in cryptocurrency decreased to $72,634 for the year ended December 31, 2019 from $1,303,130 for the year ended December 31, 2018. Also, our non-cash share-based compensation decreased to $0 for the year ended December 31, 2019, compared to $4,213,475 for the year ended December 31, 2018. Finally, depreciation and amortization decreased to $22,557 for the year ended December 31, 2019 compared to $1,214,827 for the year ended December 31, 2018.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $1,079,467 compared to net cash used of $1,630,966 for the year ended December 31, 2018, due to the sale of CoinTracking GmbH for $2,200,000, net of acquired cash of $1,000,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $75,000, compared to $250,057 in the period from Inception to December 31, 2018. The decrease of $175,057 was primarily the result of a decrease in aggregate proceeds from sales of common stock for the year ended December 31, 2018 offset by the issuance of $75,000 in convertible notes in 2019.

Critical Accounting Policies and Estimates

Stock-Based Compensation

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

Prior to January 2, 2019, CoinTracking GmbH accounted for a contract when it had approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services is transferred to the Company’s customers over time, and in an amount that reflects the consideration the Company was contractually due in exchange for those services. Most of the Company’s contracts with customers were single, or had few distinct performance obligations, and the transaction price was allocated to each performance obligation using the stand-alone selling price.

CoinTracking GmbH’s revenue in 2018 and prior periods was primarily derived directly from users in the form of subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by PayPal or cryptocurrencies, subject to certain conditions identified in our terms and conditions. Revenue is initially deferred and recognized using the straight-line method over the term of the applicable subscription period, which primarily range from annual to perpetual.

Income Taxes

Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Income-tax payable of $800 reflects the minimum franchise tax for the State of California.

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

Trends, Events and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic and the U.S.’s response to the pandemic are having an adverse effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations

The blockchain technology market is dynamic and unpredictable. Although we will undertake compliance efforts, including efforts with commercially reasonable diligence, there can be no assurance that there will not be a new or unforeseen law, regulation or risk factor which will materially impact our ability to continue our business as currently operated or raise additional capital to foster our continued growth.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2019. Based upon (1) that evaluation, and (2) the fact that the Company restated prior period financial statements in the Annual Report for the Year ended December 31, 2018 to correct material errors, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, due to the material weaknesses in our internal control over financial reporting in connection with the Company’s previous accounting treatment for its investments in cryptocurrency, as well as the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019, which have not yet been fully remediated.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. The framework used in carrying out this evaluation was set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control—Integrated Framework (2013)”.

Based on this evaluation, our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective due to the following matters involving internal controls and procedures that our management considered to be material weaknesses:

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

Management’s Actions and Plans to Remediate Material Weaknesses

Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. Management believes that progress has been made to remediate the underlying causes of the material weaknesses in internal control over financial reporting and has taken the following steps to remediate such material weaknesses:

●	Implemented a formal quarterly review of financial information with our Chief Executive Officer and each managing director that oversees a portion of the business. These individuals provide a certification that the operating results are accurate to the best of their knowledge.

●	Account reconciliations are now prepared for all material accounts and independently reviewed.

●	Expenditures are approved by our Chief Executive Officer.

Management plans to take the following steps to further remediate the material weaknesses as follows:

●	Perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with the 2013 Committee of Sponsoring Organizations of the Treadway Commission.

●	Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

●	Evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

●	Assess and remediate personnel weaknesses.

●	Appoint a Chief Financial Officer with public company experience.

Management understands that in order to remediate the Company’s material weaknesses, additional segregation of duties, changes in personnel and technologies are necessary. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Ronald Levy	60	Director, Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary
Anthony Strickland	50	Director
Holly Ruxin	50	Director

Biographical information with respect to our executive officers, directors and key employees is provided below. There are no family relationships between any of our executive officers, directors or key employees.

Ron Levy. Mr. Levy, 60, has served as our Chief Executive Officer and a Director since May 2018 and Interim Chief Financial Officer since December 2019. Mr. Levy has also served as our Chief Operating Officer since June 2017. Mr. Levy’s experience includes consulting for various emerging growth companies through various growth cycles. He also serves as Chief Operating Officer and beneficial owner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013.

Anthony Strickland. Mr. Strickland, 50, has served as a member of the Board since June 2017 and currently serves as President and Chief Executive Officer of Strong America, an advocacy group and political action committee, since June 2017. Mr. Strickland is a former member of the California State Senate, representing District 19 from 2008 to 2012, and a former California Assemblyman, representing the 37th District from 1998 to 2004. He served as Vice President of GreenWave Energy Solutions LLC, a company that seeks to harness the power of ocean waves to provide energy to Californians, from January 2007 to November 2008. Mr. Strickland earned his B.A. in political science from Whittier College. Because of his experience in legislation and ability to offer guidance on regulatory matters, we concluded that Mr. Strickland should serve as a member of the Board.

Holly Ruxin. Ms. Holly Ruxin, 50, has served as a member of the Board since April 2018 and currently serves as Chief Executive Officer of Montcalm TCR, a San Francisco-based wealth management and capital markets trading firm. Ms. Ruxin began her investment career at Goldman Sachs in the fixed income derivatives arena, and she has managed client assets and led private client teams at Morgan Stanley, Montgomery Securities and Bank of America for over twenty years. Ms. Ruxin is also the founder of Trevor TCR, a non-profit organization designed to invest in what matters and achieve transformation through giving. Ms. Ruxin received a Master of Business Administration in Finance from Columbia University and a Bachelor of Arts in Economics from the University of Michigan. We determined that Ms. Ruxin should serve as a director because of her extensive asset management and capital markets experience.

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

Audit Committee and Audit Committee Financial Expert

The board of directors has an Audit Committee comprised of its two independent board members, Holly Ruxin and Anthony Strickland. Ms. Ruxin serves as the Chair of that committee. The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements.

Item 11. Executive Compensation

2019 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2019.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ron Levy,	2019	$360,000	(3)	-	-	-	-	-	360,000
(Chief Executive, Interim Chief Financial Officer, and Chief Operating Officer(1)	2018	$245,000		-	-	-	-	-	245,000

Ivan Ivankovich,	2019	-		-	-	-	-	-	-
Chief Financial Officer(2)	2018	$106,000							106,000

(1)	Appointed as Chief Executive Officer on May 21, 2018 and Chief Operating Officer as of June 7, 2017.
(2)	Resigned as Chief Financial Officer on December 6, 2019.
(3)	Officer salary in the amount of $310,000 was deferred and is recorded in accrued expenses.

Outstanding Equity Awards at Fiscal Year-End

We did not grant any equity awards to our named executive officers during the year ended December 31, 2019.

Employee Benefits

We currently do not offer any employee benefit plans, including any 401(k) plan.

Director Compensation Policy

The board of directors of the Company does not have a compensation committee. The board of directors determines the amount and form of executive and director compensation.

As previously disclosed, the Company entered into Director Services Agreements with each of its non-employee directors, effective April 7, 2018 for Holly Ruxin, and June 7, 2018 for Anthony Strickland. Pursuant to the Director Service Agreements, each director is be entitled to receive (i) a fee of $80,000 per annum, payable quarterly, and (ii) a ten-year option to purchase 100,000 shares of common stock of the Company at an exercise price of $10.00 per share, which option shall be fully vested on the six-month anniversary of the date of grants. In addition, Mr. Strickland received an additional option grant to purchase 150,000 shares of common stock of the Company at an exercise price of $7.00 per share, which option was fully vested on the grant date. Additionally, subject to certain exceptions, each director is entitled to receive reimbursement for reasonable expenses incurred for the benefit of the Company.

The table below summarizes the compensation earned or paid to our non-employee directors for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Holly Ruxin	80,004	-	80,004	(1)
Anthony Strickland	80,004	-	80,004	(1)

(1)	As of December 31, 2019, $84,170 of each Director’s fee from prior periods was accrued and remains unpaid as of the date of this Report

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of May 14, 2020 regarding the beneficial ownership of our common stock by the following persons:

●	each stockholder or group of stockholders who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Percentage ownership of our common stock is based on 21,400,591 shares of our common stock outstanding as of May 11, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o The Crypto Company, 22809 Pacific Coast Highway, Malibu, California 90265. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of May 14, 2020, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Ron Levy (2)	6,020,156	28.1%

Anthony Strickland (3)	250,000	Less than 1%

Holly Ruxin (4)	100,000	Less than 1%

All Directors and Executive Officers as a Group	6,220,156	29.1%

Michael Poutre	6,020,156	28.1%

James Gilbert	7,434,821	34.7%

Rafael Furst	3,032,309	14.2%

Redwood Fund LP (1) (2)	3,031,810	14.2%

Imperial Strategies, LLC (1) (2)	2,988,346	14.0%

(1)	Redwood Fund LP is the direct beneficial owner of 3,031,810 shares of Common Stock of the Company. Ladyface Capital, LLC is the General Partner of Redwood Fund LP. Michael Poutre was the Chief Executive Officer and Director of the Company from June 7, 2017 until he resigned on May 14, 2018. Mr. Poutre is the sole owner of MP2 Ventures, LLC, which is a managing member of Ladyface Capital, LLC. Accordingly, Mr. Poutre may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Imperial Strategies, LLC is the direct beneficial owner of 2,988,346 shares of Common Stock of the Company. Michael Poutre is the sole owner of MP2 Ventures, LLC, which is a member of Imperial Strategies, LLC, and may be deemed to have voting and investment power over the shares beneficially owned by Imperial Strategies, LLC.

(2)	Mr. Ron Levy is a beneficial owner of KOL Partners, LLC, which is a managing member of Ladyface Capital, LLC. Accordingly, Mr. Levy may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Imperial Strategies, LLC is the direct beneficial owner of 2,988,346 shares of Common Stock of the Company. Ron Levy is the beneficial owner of KOL Partners, LLC, which is a member of Imperial Strategies, LLC with a majority ownership interest and may be deemed may be deemed to have voting and investment power over the shares beneficially owned by Imperial Strategies, LLC.

(3)	Includes options to purchase 246.349 shares of Common Stock that may be exercised within 60 days of July 19, 2019.

(4)	Includes options to purchase 100,000 shares of Common Stock that may be exercised within 60 days of July 19, 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2018 were filed in a timely manner, except that, as a result of administrative errors, one Form 4 reporting one transaction was not timely filed on behalf of Mr. Strickland. No transactions occurred in 2019 that required filing a Form 4 or Form 3.

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

From January 1 2019, through the date of this Annual Report on Form 10-K, described below are certain transactions or series of transactions between us and certain related persons. Information relating to employment agreements entered into by the Company and its executive officers and executive officer compensation can be found at Item 11 - Executive Compensation.

We had a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s former CFO who resigned December 6, 2019, is the Co-Managing Director of Full Stack Finance. We incurred $55,704 in fees to Full Stack Finance during the year ended December 31, 2019.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2019 and 2018 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2019	2018
Audit fees	$68,000	$180,134
Audit-related fees		128,023
Tax fees		12,419
All other fees		-
Total fees	$68,000	$320,576

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

The board of directors has an Audit Committee comprised of its two independent board members, Holly Ruxin and Anthony Strickland. Ms. Ruxin serves as the Chair of that committee. The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements.

The Audit Committee of the Company oversees the accounting and financial reporting processes of the Company and approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Tax Fees: Represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Our independent registered public accounting firm was not paid any other fees for professional services during the fiscal years ended December 31, 2019 and 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17	000-55726
2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17	000-55726
2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17	000-55726
2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18	000-55726
2.5	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH	8-K	2.1	1/4/19	000-55726
3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17	000-55726
3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17	000-55726
3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17	000-55726
3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17	000-55726
3.5	Amended and Restated Bylaws	8-K	3.1	2/28/18	000-55726
4.1	Description of Securities	10-K	4.1	7/26/19	000-55726
10.1	Consulting Agreement by and between the Company and MP2 Ventures, LLC, dated as of June 22, 2017.	8-K	10.1	6/28/17	000-55726
10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17	000-55726
10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17	000-55726
10.4	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17	000-55726
10.5	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17	000-55726
10.6	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17	000-55726
10.7	Form of Non-Qualified Stock Option Agreement	8-K	10.1	4/17/18	000-55726	**
10.8	Separation Agreement and General Mutual Release	8-K	10.1	5/25/18	000-55726
10.9	Form of Director Services Agreement	8-K	10.2	5/25/18	000-55726	**
21.1	List of Subsidiaries of The Crypto Company					*
31	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 302 of the Sarbanes-Oxley Act of 2002					*
32	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 906 of the Sarbanes-Oxley Act of 2002					*

* Filed herewith

** Management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on May 19, 2020.

THE CRYPTO COMPANY (Registrant)

By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the May 19, 2020.

Signature	Title

/s/ Ron Levy	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
Ron Levy	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Strickland
Anthony Strickland	Director

/s/ Holly Ruxin
Holly Ruxin	Director

THE CRYPTO COMPANY

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of The Crypto Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Crypto Company as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

May 18, 2020

THE CRYPTO COMPANY

Consolidated Balance Sheets

	12/31/2019	12/31/2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,611	$2,448
Accounts receivable, net	-	-
Prepaid expenses and other current assets	-	79,283
Assets held for sale	-	5,190,063
Total current assets	1,611	5,271,794

Equipment, net of accumulated depreciation	-	89,332
Other assets	-	20,968
Noncurrent assets held for sale	-	-

TOTAL ASSETS	$1,611	$5,382,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,574,614	$1,035,434
Bank Overdraft	-	-
Income taxes payable	1,600	1,600
Notes Payable	300,000	-
Liabilities held for sale	-	3,127,921
Total current liabilities	1,876,214	4,164,955

Convertible debt	75,000	-
TOTAL LIABILITIES	1,951,214	4,164,955

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,400,591 and 20,458,945 shares issued and outstanding, respectively	21,401	21,213
Additional paid-in-capital	28,294,167	28,219,355
Accumulated deficit	(30,265,171)	(28,456,550)
Accumulated other comprehensive income		(743,987)
TOTAL CRYPTO COMPANY EQUITY	(1,949,603)	(959,969)
Noncontrolling interests	-	2,177,108
TOTAL STOCKHOLDERS’ EQUITY	(1,949,603)	1,217,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,611	$5,382,094

THE CRYPTO COMPANY

Consolidated Statement of Operations

	FOR THE YEAR ENDED 12/31/2019	FOR THE YEAR ENDED 12/31/2018

Revenue:
Other	$65,743	$5,000

Total Revenue, net	65,743	5,000

Operating expenses:
Cost of services	30,500	-
General and administrative expenses	1,750,668	5,730,063
Share-based compensation	-	3,302,471

Total Operating Expenses	1,781,168	9,032,534

Operating loss	(1,715,425)	(9,027,534)

Other expense	(88,874)	(14,844)
Interest expense	(87,573)	-

Loss before provision for income taxes	(1,891,871)	(9,042,378)

Provision for income taxes	1,600	1,600

Loss from continuing operations	(1,893,471)	(9,043,978)

Income/(loss) from discontinued operations attributable to the Crypto Company	84,849	(9,859,271)

Net loss attributable to the Crypto Company	(1,808,622)	(18,903,249)

Loss from discontinued operations attributable to noncontrolling interest	-	(6,516,860)

Net loss	$(1,808,622)	$(25,420,109)

Other comprehensive loss
Foreign currency translation adjustment	-	(743,987)
Foreign currency translation adjustment attributable to noncontrolling interest	-	(741,017)

Comprehensive loss	$-	$(26,905,113)

Continuing operations:
Net loss attributable to the Crypto Company per common share – basic and diluted	$-	$(0.43)
Discontinued operations:		-
Income/(loss) attributable to the Crypto Company per common share – basic and diluted	$-	$(0.47)
Net loss attributable to the Crypto Company per common share – basic and diluted	$-	$(0.90)
Weighted average common shares outstanding – basic and diluted	21,219,382	21,096,881

THE CRYPTO COMPANY

Consolidated Statement Of Stockholders’ Equity

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2017	20,458,945	$20,459	$19,020,176	$(9,553,301)	$-	$-	$9,487,334
Stock issued for acquisition of CoinTracking GmbH	473,640	473	4,735,927	-	-	-	4,736,400
Fair value of noncontrolling interest acquired in connection with acquisition of CoinTracking GmbH	-	-	-	-	-	9,434,985	9,434,985
Stock issued for services at $2.00 per share	202,512	203	1,417,381	-	-	-	1,417,584
Exercise of stock options	23,096	23	50,035	-	-	-	50,058
Stock issued for cash at $5.00 per share	40,000	40	199,960	-	-	-	200,000
Cashless exercise of stock options	14,667	15	-15	-	-	-	-
Stock compensation expense in connection with issuance of options	-	-	2,795,891	-	-	-	2,795,891
Other comprehensive loss	-	-	-	-	(743,987)	(741,017)	(1,485,004)
Net loss	-	-	-	(18,903,249)	0	(6,516,860)	(25,420,109)
Balance, December 31, 2018	21,212,860	$21,213	$28,219,355	$(28,456,550)	$(743,987)	$2,177,108	$1,217,140
Sale of CoinTracking GmbH	-	-	-	-	743,987	(2,177,108)	(1,433,121)
Warrants issued in connection with Convertible Notes	-	-	75,000	-	-	-	75,000
Stock compensation expense in connection with issuance of options	-	-	-	-	-	-	-
To correct prior year share issuances	187,731	188	(188)	-	-	-	-
Net loss	-	-	-	(1,808,622)	-	-	(1,808,622)
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,172)	$-	$-	$(1,949,603)

THE CRYPTO COMPANY

Consolidated Statements of Cash Flows

	For the Year Ended 12/31/2019	For the Year Ended 12/31/2018

Cash flows from operating activities:
Net loss	$(1,808,622)	$(25,420,109)
Adjustments to reconcile net loss to net cash used in operations:
Net realized gain on investment in cryptocurrency	(72,634)	(1,303,130)
Impairment of investments in cryptocurrency	1,951	2,066,803
Impairment of intangible assets	20,968	3,743,479
Impairment of goodwill	-	9,356,105
Impairment of investments, non-cryptocurrency	-	410,050
Impairment of assets held for sale	-	743,987
Expenses paid in cryptocurrency	-	105,684
Gain on sale on CoinTracking GmbH	(14,166)	-
Gain on sale of equipment	(2,856)	-
Loss on fixed asset disposal	64,731	-
Depreciation and amortization	22,557	1,214,827
Share-based compensation	-	4,213,475
Financing costs associated with convertible debt	75,000	-
Change in operating assets and liabilities:
Accounts receivable	-	500
Loan receivable, related party	-	23,696
Prepaid expenses	79,283	77,078
Accounts payable and accrued expenses	478,484	493,138
Contract liabilities	-	(1,977,768)
Other assets	-	(21,919)
Net cash used in operating activities	(1,155,304)	(6,274,104)

Cash flows from investing activities:
Payments for purchase of equipment	-	(42,675)
Net cash from sale of CoinTracking GmbH	1,000,000	-
Cash paid for acquisition, net of cash acquired	-	(3,189,303)
Proceeds from sales of equipment	4,899	-
Proceeds from sales of cryptocurrency	74,568	7,498,837
Purchase of investments, non-cryptocurrency	-	(500,000)
Purchase of investments in cryptocurrency	-	(5,269,888)
Capitalized software development	-	(127,937)
Net cash used in investing activities	1,079,467	(1,630,966)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	75,000	-
Proceeds from common stock issuance	-	200,000
Financing costs relating to common stock issuance	-	50,057
Net cash provided by financing activities	75,000	250,057

Effect of exchange rate changes on cash	-	(188,581)
Net (decrease) increase in cash and cash equivalents	(837)	(7,843,594)
Cash and cash equivalents at the beginning of the period	2,448	8,950,244
Cash and cash equivalents at the end of the period	$1,611	$1,106,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	800

Noncash investing activities:
Shares of common stock issued in exchange of investment in cryptocurrency	$-	$-
Transfer of non-cryptocurrency to investments in cryptocurrency	$-	255,763
Customer payments received in cryptocurrency	$-	$1,211,250
Cryptocurrency acquired in trade of cryptocurrency investments	$-	$5,065,384
Issue of common stock for acquisition of CoinTracking GmbH	$-	$4,736,400
Purchase of contract asset for commissions and incentives with investments in cryptocurrency	$-	$186,377

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Annual Report”) refer to The Crypto Company and, where appropriate, its wholly owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); and Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”).

During the year ended December 31, 2019, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Annual Report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The company prepares its consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Crypto Sub, CoinTracking, and Malibu Blockchain, as well as its 50.1% ownership of CoinTracking GmbH for the period ended January 2, 2019. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

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

As a result of the sale of CoinTracking’s entire equity ownership stake in CoinTracking GmbH, and a strategic shift in the Company’s business in the fourth quarter of 2018 away from cryptocurrency investing to blockchain consulting and education, the operating results associated with these assets and liabilities were reclassified to give effect to these changes and were reported as discontinued operations in the consolidated statements of operations for 2018. In 2019, the Company has holdings of cryptocurrency from its investment segment, and therefore has classified those assets as assets held for sale in its consolidated balance sheets, and reports current operating results as discontinued operations in the consolidated statements of operations for the current year.

Going Concern – The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of December 31, 2019, the Company had cash of $1,611. In addition, the Company’s net loss was $1,808,622 for the year ended December 31, 2019. The Company’s working capital was negative $1,949,603 as of December 31, 2019.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful or that the Company will be able to replace the revenues lost as a result of the sale of CoinTracking GmbH, for 2020 and beyond. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Investments – non-cryptocurrency

In May 2019, we received tokens (Cosmos) and immediately liquidated them for $70,634 in proceeds.

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

As of December 31, 2019, we are subject to taxation in the U.S., as well as state and German taxes. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany. On January 2, 2019, we sold our entire equity ownership stake in CoinTracking GmbH.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the year ended December 31, 2019 and the year ended December 31, 2018, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $49,324 of marketing expenses for the year ended December 31, 2019, compared to $342,645 for year ended December 31, 2018.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS NTD: AUDITORS TO UPDATE NOTE 3

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in this ASU clarify certain aspects of the guidance related to reporting comprehensive income, debt modification and extinguishment, income taxes related to stock compensation, income taxes related to business combinations, derivatives and hedging, fair value measurements, brokers and dealers liabilities, and plan accounting. This new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of ASU No. 2018-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

NOTE 4 – ACQUISITION AND DISPOSITION

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

On January 2, 2019, we sold our entire equity ownership stake in CoinTracking GmbH, therefore no unaudited pro forma information for 2019 is presented.

NOTE 5 – SUBSCRIPTION REVENUE RECOGNITION

CoinTracking GmbH accounted for a contract when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue was recognized when control of the promised services was transferred to the Company’s customers over time, and in an amount that reflects the consideration the Company was contractually due in exchange for those services. Most of the Company’s contracts with customers were single, or had few distinct performance obligations, and the transaction price was allocated to each performance obligation using the stand-alone selling price.

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

During the year ended December 31, 2018, the Company recognized expense of $208,104 related to the amortization of affiliate payments. The aggregate contract asset balance at December 31, 2018 was $106,026, included in assets held for sale. On January 2, 2019, we sold our entire equity ownership stake in CoinTracking GmbH.

NOTE 6 – INVESTMENTS, NON-CRYPTOCURRENCY NTD:

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

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent and verifiable. Non-cryptocurrency investments are carried at cost which approximates fair value at December 31, 2018. The Company considers the length of its investments, of which a majority were made during the current year, as well as its comprehensive investment process which includes reviews of white papers, preparation of either short or long forms analysis that is reviewed by the Company’s internal investment committee, among other factors in determining fair value. At the time that the investments are tokenized and available on active market exchanges, the investments will be reclassified to investments in cryptocurrency

In April 2019, Cosmos tokens (ATOMs) were issued and listed and sold through an exchange. The Company promptly liquidated these on April 28, 2019

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2019:

Level 3
Non-Cryptocurrency

Balance at December 31, 2018	$2,005
Transfers to investments in cryptocurrency	-
Purchases, sales, issuances, and settlement, net	-
Impairment	(2,005)
Balance at December 31, 2019	$-

These investments are included in assets held for sale at December 31, 2018.

NOTE 7 – EQUIPMENT

Equipment consists of the following at December 31:

	2019	2018
Computer equipment	$-	$114,244
Furniture equipment	-	20,980
		135,224
Less accumulated depreciation	-	(35,522)
	$-	$99,701

At December 31, 2019, the Company determined that its fixed assets had no value and wrote off all balances.

Depreciation expense for equipment was $22,557 and $30,847 for the years ended December 31, 2019 and 2018, respectively. Depreciation expense is included in selling, general and administrative expenses.

Equipment of $10,369 were included in assets held for sale at December 31, 2018.

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

As of December 31, 2019, the balance of goodwill and intangible assets were $-0- due to the divestiture of CoinTracking GmbH on January 2, 2019.

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

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. Amortization expense related to intangible assets was $-0- for the year ended December 31, 2019 and $1,008,450 year ended December 31, 2018.

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

NOTE 9 – WARRANTS FOR COMMON STOCK

The warrants expire on the third anniversary of their issuance dates. The exercise price of the warrants is subject to adjustment from time to time, as provided therein, to prevent dilution of purchase rights granted thereunder. The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.

NOTE 10 – SUMMARY OF STOCK OPTIONS

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

During the year ended December 31, 2018, the Company issued an additional 450,000 stock options to members of its board of directors, 1,957,062 stock options to employees, and 400,000 stock options to non-employees. No stock options were issued in 2019.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of December 31, 2019, there are outstanding stock option awards issued from the Plan covering a total of 346,349 shares of the Company’s common stock and there remain reserved for future awards 4,653,651 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term
	of Shares	Price	(years)

Options outstanding, at December 31, 2017	644,531	$2.32
Options granted	2,807,062	$7.37
Options cancelled	(2,008,552)
Options exercised	(41,429)	$2.09
Options outstanding, at December 31, 2018	1,401,612	$5.83	9.08
Options granted	-
Options cancelled	(1,055,263)
Options exercised	-
Options outstanding, at December 31, 2019	346,349	$5.83	8.4

The Company recognized $-0- and $2,795,891 of compensation expense related to stock options for the years ended December 31, 2019 and 2018, respectively

The total intrinsic value for options exercised, determined using the market price of our common stock on the date of exercise, was $295,763 during the year ended December 31, 2018.

During the years ended December 31, 2019 and December 31, 2018 the Company did not grant any restricted stock awards.

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

The range of assumptions used for the year ended December 31, 2018 was as follows:

Year ended December 31, 2018
Ranges
Volatility	48 – 55%
Expected dividends	0%
Expected term (in years)	5 – 10 years
Risk-free rate	1.81 – 3.12%

Stock options issued to nonemployees are revalued at each vesting tranche and/or reporting date in accordance with ASC 505.

NOTE 11 – RELATED PARTY TRANSACTIONS

There were no related party transaction in 2019.

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

NOTE 12 – BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the basic and diluted loss per share computations for the year ended December 31, 2019 and the period from Inception through December 31, 2018:

	Year ended December 31, 2019	Year ended December 31, 2018

Numerator for basic and diluted income per share:
Net loss from continuing operations attributable to the Company	(1,508,472)	$(9,043,978)

Discontinued operations:
Income/(loss) attributable to the Company	84,849	(9,859,271)
Net loss per share attributable to the Company	(1,423,622)	$(18,903,249)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	21,400,591	21,096,881
Common stock equivalents	-	-
Weighted average shares (diluted)	21,400591	21,096,881

Basic and diluted income (loss) per share:
Net loss from continuing operations attributable to the Company	(0.07)	$(0.43)
Net loss from discontinued operations attributable to the Company	-	(0.47)
Net loss attributable to the Company	(0.07)	$(0.90)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On November 1, 2018, the Company relocated its corporate office and entered into a month-to-month office agreement with Regus Management Group, LLC for $344 per month. Facility rent expense was $ and $107,053 for the year ended December 31, 2018

Legal Contingencies

As previously disclosed, we received a subpoena on May 15, 2018, from the SEC’s Division of Enforcement in connection with a formal investigation it is conducting involving us as well as other unrelated public issuers who are holders of or provide services related to digital assets. The subpoena requested that we produce certain documents to the SEC’s Division of Enforcement by May 30, 2018. In a letter to us dated as of November 22, 2019, the SEC’s Division of Enforcement advised us that the investigation has concluded and that the SEC will not seek to impose any fines or file any enforcement action against us.

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

NOTE 14 - Discontinued Operations

On December 28, 2018, the Company entered into an agreement to sell its controlling interest in CoinTracking GmbH, which sale was completed on January 2, 2019. CoinTracking GmbH was acquired by the Company on January 26, 2018. In addition, during the fourth quarter of 2018, there was a strategic shift in the Company’s business away from cryptocurrency investing to blockchain consulting and education. The Company retained no ownership in CoinTracking GmbH and has no continuing involvement with CoinTracking GmbH as of the date of the sale of the controlling interest. In addition, the Company discontinued its cryptocurrency investment segment.

A reconciliation of the operations of the cryptocurrency investment segment and CoinTracking GmbH to the Consolidated Statement of Operations is shown below:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Revenue:
Subscription revenue, net	$-	3,553,979

Operating expenses:
Cost of subscription revenues	-	350,348
General and administrative expenses	-	3,623,234
Share-based compensation	-	911,003

Total Operating Expenses		4,884,585)

Operating loss		(1,330,606)

Gain on sale of CoinTracking GmbH	14,166	-
Net realized gains on investment in cryptocurrency	72,634	1,303,130
Impairment of investments, cryptocurrency		(2,066,803
Impairment of investments, non-cryptocurrency		(410,050
Impairment of assets held for sale		(743,987
Impairment of goodwill		(9,356,105
Impairment of intangibles	(276)	(3,743,480
Other income(expense)		144,608

Income/(loss) before provision for income taxes	86,524	(16,203,293

Provision for income taxes	-	172,838
Net income/(loss)	$86,524	(16,376,131
Loss attributable to noncontrolling interest	-	(6,516,860
Income/(loss) attributable to Crypto Company	$86,524	(9,859,271

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

A reconciliation of the assets and liabilities held for sale of the cryptocurrency investment segment and CoinTracking GmbH to the consolidated balance sheets is shown below:

	December 31, 2019	December 31, 2018

Cash and cash equivalents	$-	$1,104,202
Loan receivable, related party	-	170,684
Prepaid expenses and other current assets	-	103,086
Impairment in assets held for sale	-	(743,987
Contract asset for commissions and incentives, current portion	-	73,733
Total current assets held for sale	-	707,718
Equipment, net of accumulated depreciation	-	10,369
Contract asset for commissions and incentives, net of current portion	-	32,293
Investment in cryptocurrency	-	229,280
Investments, non-cryptocurrency	-	2,005
Goodwill	-	1,694,705
Intangible assets, net	-	2,496,610
Other assets	-	17,083
Total noncurrent assets held for sale	-	4,482,345
Total assets held for sale	$-	$5,190,063

Accounts payable and accrued expenses	-	362,149
Income taxes payable	-	167,846
Contract liabilities, net of current portion	-	1,750,465
Total current liabilities held for sale	-	2,280,460
Contract liabilities, net of current portion	-	847,461
Total noncurrent liabilities held for sale	-	847,861
Total liabilities held for sale	$-	$3,127,921

Cash flows from discontinued operations:
Depreciation and amortization	$-	$1,047,526
Impairment of goodwill	$-	$9,356,105
Impairment of intangible assets	$-	$3,743,479
Capital expenditures	$-	$19,943

Note 15 – PROVISION FOR Income taxes

Income Tax – The components of the provision for income taxes are as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Current:
Federal	$-	$-
State	1,600	1,600
Total current	$1,600	$1,600

The following is a summary of the deferred tax assets:

	Year Ended December 31,
	2019	2018

Net operating loss carryforwards	$3,011,000	6,991,552
Deferred tax asset	3,011,000	6,991,552
Valuation allowance	(3,011,000)	(6,991,552)
Net deferred tax asset	$-	$-

As of December 31, 2019, we had a net operating loss carryforward for federal income tax purposes of approximately $10,564,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

Note 16 - SUBSEQUENT EVENTS

Subsequent to December 31, 2019 we raised $45,000 from four accredited investors through the sale 5 (five) year unsecured convertible notes with an interest rate of 5 (five) percent convertible to our common stock share.

On May 8, 2020, The Crypto Company (the “Company”) entered into a promissory note (the “Promissory Note”) with First Bank, a Missouri banking corporation, which provides for a loan in the amount of $53,492 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type.

Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness, if any, will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent and utility costs. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

On May 18, 2020, the Company awarded 1,250,000 immediately vested stock options to its Chief Executive Officer, a total of 500,000 (250,000 each) immediately vested stock options to its two independent board members, and a total of 170,000 immediately vested stock options to three employees and or consultants. All 1,920,000 options have a five year term with a strike price of $1.00.

