Form 10-Q
period 2020-03-31
Crypto Co
filed 2020-06-29
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

As of June 29, 2020, the issuer had 21,400,591 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

The Crypto Company (the “Company”) is hereby relying on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No 34-88465) (the “Order”) in connection with this filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Q1 Form 10-Q”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused disruptions in our normal interactions with our auditors. The Company has a minimal accounting staff and historically provided its auditors with full access to work papers and related information. Because the audit personnel are now working remotely as much as possible, and relying on our minimal staff to furnish work papers and other documents, the Company’s ability to complete its audit and file the Q1 Form 10-Q prior to its original due date was delayed.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Our management can’t predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events, and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Crypto”, the “Company”, “we”, “us” and “our” in this Quarterly Report refer to The Crypto Company, a Nevada corporation, and, where appropriate, its wholly-owned subsidiaries, Crypto Sub, Inc., a Nevada corporation; CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); and Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”).

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,728	$1,611
Accounts receivable, net	2,500	-
Total current assets	8,228	1,611

TOTAL ASSETS	$8,228	$1,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,673,280	$1,574,614
Income taxes payable	895	1,600
Notes Payable	300,000	300,000
Total current liabilities	1,974,175	1,876,214

Convertible debt	97,500	75,000
TOTAL LIABILITIES	2,071,675	1,951,214

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,400,591 and 21,400,591 shares issued and outstanding, respectively	21,401	21,401
Additional paid-in-capital	28,316,667	28,294,167
Accumulated deficit	(30,401,514)	(30,265,171)
TOTAL STOCKHOLDERS’ EQUITY	(2,063,447)	(1,949,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,228	$1,611

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2020	March 31, 2019

Revenue:
Services	$2,500	$3,975

Total Revenue, net	$2,500	$3,975

Operating expenses:
General and administrative expenses	112,092	412,410
Share-based compensation	-	(58,791)

Total Operating Expenses	(112,092)	(353,618)

Operating loss	(109,592)	(349,643)

Other expense	-	1,130
Interest expense	(26,752)	(2,291)

Loss before provision for income taxes	(136,344)	(350,804)

Loss from continuing operations	(136,344)	(350,804)

Income from discontinued operations attributable to the Crypto Company	-	14,166

Net loss attributable to the Crypto Company	(136,344)	(336,638)

Net loss	$(136,344)	$(336,638)

Continuing operations:
Net loss attributable to the Crypto Company per common share – basic and diluted	$(0.01)	$(0.02)
Discontinued operations:
Income/(loss) attributable to the Crypto Company per common share – basic and diluted	$-	$-
Net loss attributable to the Crypto Company per common share – basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding – basic and diluted	21,400,591	21,212,860

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020, and 2019

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2018	21,212,860	$21,213	$28,219,355	$(28,456,550)	$(743,987)	$2,177,108	$1,217,140
Sale of CoinTracking GmbH	-	-	-	-	743,987	(2,177,108)	(1,433,121)
Warrants issued in connection with Convertible Notes	-	-	-	-	-	-	-
Stock compensation expense in connection with issuance of options	-	-	(58,792.00)	-	-	-	(58,792)
Net loss	-	-	-	(336,638)	-	-	(336,638)
Balance, March 31, 2019	21,212,860	$21,213	$28,160,563	$(28,793,188)	$-	$-	$(611,411)

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,172)	$-	$-	$(1,949,603)
Sale of CoinTracking GmbH	-	-	-	-	-	-	-
Warrants issued in connection with Convertible Notes	-	-	22,500	-	-	-	22,500
Stock compensation expense in connection with issuance of options	-	-	-	-	-	-	-
To correct prior year share issuances	-	-	-	-	-	-	-
Net loss	-	-	-	(136,344)	-	-	(136,344)
Balance, March 31, 2020	21,400,591	$21,401	$28,316,667	$(30,401,516)	$-	$-	$(2,063,447)

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net loss	$(136,344)	$(336,638)
Adjustments to reconcile net loss to net cash used in operations:
Gain on sale on CoinTracking GmbH	-	(14,166)
Depreciation and amortization	-	5,706
Share-based compensation	-	(58,792)
Financing costs associated with convertible debt	22,500	-
Change in operating assets and liabilities:
Accounts receivable	(2,500)	(3,975)
Prepaid expenses	-	29,549
Accounts payable and accrued expenses	97,961	(142,906)
Net cash used in operating activities	(18,383)	(521,222)

Cash flows from investing activities:
Net cash from the sale of CoinTracking GmbH	-	1,000,000
Net cash used in investing activities	-	1,000,000

Cash flows from financing activities:
Proceeds from issuance of convertible notes	22,500	-
Net cash provided by financing activities	22,500	-

Net (decrease) increase in cash and cash equivalents	4,117	478,778
Cash and cash equivalents at the beginning of the period	1,611	2,448
Cash and cash equivalents at the end of the period	$5,728	$481,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$30,950

THE CRYPTO COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this quarterly Report (“Quarterly Report”) on Form 10-Q for the refer to The Crypto Company and, where appropriate, its wholly-owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); and Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”).

During the three months ended March 31, 2020, the Company did not generate any revenue.

During the year ended December 31, 2019, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Quarterly Report

The Company’s accounting year-end is December 31.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2019, and 2018.

The Company prepares its consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Crypto Sub, CoinTracking, and Malibu Blockchain, as well as its prior 50.1% ownership of CoinTracking GmbH. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH. All significant intercompany accounts and transactions are eliminated in consolidation.

Liquidity and Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2020, the Company had cash of $5,728. In addition, the Company’s net loss was $136,344 for the three months ended March 31, 2020. The Company’s working capital was negative $2,063,447 as of March 31, 2020. As of March 31, 2020, the accumulated deficit amounted to $30,401,514. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful or that the Company will be able to replace the revenues lost as a result of the sale of CoinTracking GmbH, for the remaining quarters of 2020 and beyond. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the valuation allowances of deferred taxes, and share-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

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

Investments in cryptocurrency

Investments are comprised of several cryptocurrencies the Company owns, of which a majority is Bitcoin, that were actively traded on exchanges. During 2018, the Company sold most of its investments and is no longer actively trading.

The Company records its investments as indefinite-lived intangible assets at cost less impairment and are reported as long-term assets in the consolidated balance sheets. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The primary exchanges and principal markets the Company utilizes for its trading are Kraken, Bittrex, Poloniex, and Bitstamp.

As of March 31, 2020, the Company had no investments in cryptocurrency

Investments non-cryptocurrency

The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of March 31, 2020, and December 31, 2019 the Company had no investments in non-cryptocurrency.

Business combination

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values with the residual of the purchase price recorded as goodwill. The results of operations of acquired businesses are included in our operating results from the dates of acquisition.

Foreign Currency Translation

Results of foreign operations are translated into USD using average rates prevailing throughout the period, while assets and liabilities are translated in USD at period end foreign exchange rates. Transactions gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the consolidated statements of operations, within other income, in the year in which the change occurs. The Company’s functional currency is USD while the functional currency for CoinTracking GmbH, which was owned by the Company for the first two calendar days of 2019, is in euros.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of March 31, 2020, we are subject to federal taxation in the U.S, as well as state taxes. For 2018, we were subject to taxation in Germany as well. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH.

Fair value measurements

The Company recognizes and discloses the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Each level of input has different levels of subjectivity and the difficulty involved in determining fair value.

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

The Company adopted ASC 606 as of January 1, 2018, using the modified retrospective transition method for contracts as of the date of initial application. There was no cumulative impact on the Company’s retained earnings.

During 2019, the Company’s main source of revenue was consulting and development services for a single customer. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

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

Share-based compensation

In accordance with ASC No. 718, Compensation-Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options.

On January 1, 2019, the Company adopted ASC No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Previously, share-based payments to nonemployees was accounted for in accordance with ASC No. 505, Equity-Based Payments to Non-Employees, which required compensation cost to be remeasured at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees resulted in significant volatility in compensation expense in prior years.

The Company accounts for its share-based compensation using the Black-Scholes model to estimate the fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company’s common stock price, (ii) expected life of the award, which for options is the time over which employees and non-employees are expected to hold their options prior to exercise, and (iii) risk-free interest rate.

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three months ended March 31, 2020, and 2019, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, add, and modify certain disclosures. The ASU removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation process for Level 3 fair value measurements; and (4) certain other requirements for nonpublic entities. The ASU adds the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, disclosure of other quantitative information may be more appropriate if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU modifies disclosure requirements in Topic 820 relating to the timing of liquidation of an investee’s assets, the disclosure of the date when restrictions from redemption might lapse, the intention of the measurement uncertainty disclosure, and certain other requirements for nonpublic entities. This new standard is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. Management currently does not plan to early adopt this guidance. The new standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The adoption of ASU No. 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In 2019, the Company had holdings of cryptocurrency from its investment segment, and therefore has classified those assets as assets held for sale in its consolidated balance sheets, and reports current operating results as discontinued operations in the consolidated statements of operations for the year ended December 31, 2019. The balance of cryptocurrency assets on our balance sheet as of March 31, 2020, and December 31, 2019, was zero.

NOTE 5 – NOTE PAYABLE

In 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of March 31, 2020, with a due date of March 31, 2021. The Note bears interest at 3%, which is payable quarterly, in arrears for additional information.

Interest expense was $26,752 and $2,290 for the three months ended March 31, 2020, and March 31, 2019, respectively.

NOTE 6 – CONVERTIBLE NOTES

In February 2020, the Company issued three Convertible Notes (“Notes”) to three accredited investors for an aggregate amount of $22,500. The Notes mature on February 2025, unless earlier converted. The Notes bear interest at a rate of 5% per year. The Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the Notes will have the option to convert the Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

On September 23, 2019, the Company issued two Convertible Notes (“Notes”) to two accredited investors for an aggregate amount of $75,000, of which $50,000 was funded after March 31, 2020. The Notes mature on September 23, 2024, unless earlier converted. The Notes bear interest at a rate of 5% per year. The Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the Notes will have the option to convert the Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

The Company reviewed ASC 815 – Derivatives and Hedging, to determine if the embedded feature in the Notes, specifically the equity conversion feature, should be accounted for as a derivative instrument. The Company considered whether the Notes included net settlement, either explicitly by the terms of the Notes or by other means, such as through the resale of the shares obtained on conversion in the public markets. The Company determined that the Notes do not contain a net settlement option. Also, conversion to cash through the public markets is unlikely, as only 3% of the Company’s outstanding shares are in public float, and the Company’s shares are listed on the OTC grey market, resulting in limited trades of insignificant volume. The Company cannot determine when, or if, its shares will be listed on an active exchange, and if shares available to trade will increase.

In connection with the Notes, the Company issued 75,000 warrants to purchase the Company’s common stock at a warrant price of $0.01 per share. The warrants expire in three years. The Company determined the fair value of the warrants utilizing the Black-Scholes model, resulting in an expense of $22,500, included in interest expense in the company’s consolidated statements of operations for the three months ended March 31, 2020.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of March 31, 2020, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants

September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000

The warrants issued in 2017 expire on the third anniversary of their issuance dates. The exercise price of the warrants is subject to adjustment from time to time, as provided therein, to prevent dilution of purchase rights granted thereunder. The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.

NOTE 8 - SUMMARY OF STOCK OPTIONS

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

During the three months ended March 31, 2020, the Company did not issue any options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of the period ended March 31, 2020, there are no outstanding stock option awards issued from the Plan and there remains reserved for future awards 5,000,000 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, at December 31, 2019	346,349	$8.73	8.38	3,025,003
Options granted	-	-
Options canceled	-	-
Options exercised	-	-
Options outstanding, at March 31, 2020	346,429	$8.73	8.13	$3,025,003
Exercisable	346,429	$8.73	8.13	$3,025,003
Vested and exercisable and expected to vest, end of the period	346,429	$8.73	8.13	$3,025,003

The Company recognized a reduction in expense of $0 and $$-0- for share-based compensation related to stock options for the three months ended March 31, 2020, respectively. See “Note 15 – Discontinued Operations” for share-based compensation related to our former cryptocurrency investment segment and CoinTracking GmbH for the three months ended March 31, 2019.

There were no options exercised for the three months ended March 31, 2020.

The Company did not grant any restricted stock awards during the three months ended March 31, 2020, and 2019, respectively.

As of March 31, 2020, there was $0 of unrecognized compensation costs related to stock options issued to employees and nonemployees.

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

The range of assumptions used for the three months ended March 31, 2020, are as follows:

Three Months Ended March 31, 2020
Ranges
Volatility	36 – 55%
Expected dividends	0%
Expected term (in years)	5.00 – 10 years
Risk-free rate	1.91 – 2.95%

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company previously had a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO until he resigned effective December 6, 2019, is the Co-Managing Director of Full Stack Finance. The Company did not incur expenses in the current year. As of March 31, 2020, and December 31, 2019, there was a balance due to Full Stack Finance of $78,130 and $133,834, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, pursuant to which CoinTracking GmbH was to provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to CoinTracking, to be advanced to CoinTracking in one or more tranches, at such times and in such amounts as requested by CoinTracking from time to time, on or before the tenth anniversary of the Loan Agreement. The Company was deemed obligor of CoinTracking’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan accrued at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and payable quarterly. During the year ended December 31, 2018, pursuant to the Loan Agreement, CoinTracking GmbH advanced $1,500,000 to CoinTracking in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively, which were still outstanding as of December 31, 2018. CoinTracking and CoinTracking GmbH are consolidated entities, as such, the loan and advances are intercompany transactions and are eliminated in consolidation. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sale proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note, leaving a remaining balance of $300,000. See “Note 5 – Note Payable” for additional details.

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer and director of the Company resigned from all of his then-current roles with the Company. Mr. Poutre remained a consultant until November 2018. In connection with Mr. Poutre’s resignation, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018, and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period. The Separation and Consulting Agreement provided that the Company pay Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre served as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches. The Separation and Consulting Agreement contained other standard provisions contained in agreements of this nature including non-disparagement and a general release of any and all claims. During 2018, the Company paid Mr. Poutre $90,000 of the $180,000 due in connection with his Separation and Consulting Agreement.

On January 15, 2019, the Company entered into a settlement agreement with Mr. Poutre, whereby the Company agreed to pay Mr. Poutre $40,000 as settlement of all amounts outstanding in connection with his Separation and Consulting Agreement

NOTE 10 – DISCONTINUED OPERATIONS

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

A reconciliation of the operations of the cryptocurrency investment segment and CoinTracking GmbH to the consolidated statements of operations is shown below:

	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019
Net realized gains on investment in cryptocurrency	-	14,166
Net income/(loss)	$-	$14,166
Income attributable to Crypto Company	$-	$14,166

Included in the net income for the three months ended March 31, 2020, and March 31, 2019, is $-0- and $14,166 respectively, from the cryptocurrency investment segment.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company rents, on a month to month basis, for $344 per month its corporate office from Regus Management Group, LLC, located at 22809 Pacific Coast Highway, Malibu, CA 90265. Facility rent expense was $837 for the three months ended March 31, 2020, and $1,501 for the three months ended March 31, 2019, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On April 28, 2020, the Company received $22,500 in connection with its Notes.

On May 8, 2020, The Crypto Company (the “Company”) entered into a promissory note (the “Promissory Note”) with First Bank, a Missouri banking corporation, which provides for a loan of $53,492 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type.

On June 10, 2020, the Registrant received a loan from the Small Business Administration of $12,100 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical consolidated financial information, the following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC, including Part I, Item 1A. “Risk Factors” of the 2019 Annual Report.

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

Comparison of the three months ended March 31, 2020, and the three months March 31, 2019

Revenue

Revenues for the three months ended March 31, 2020, and March 31, 2019, were $2,500 and $3,975, respectively. Revenues consisted of fees received for blockchain training, consulting, and software development, primarily for a single customer.

General and administrative expenses and share-based compensation

For the three months ended March 31, 2020, our general and administrative expenses were $112,092, a decrease of 68.3% compared to $353,618 for the period ended March 31, 2019. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses, and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. Management has significantly reduced all expenses for the three months ended March 31, 2020, in particular, payroll and payroll-related expenses and contracting and consulting fees until it can generate significant revenues from its consulting businesses.

Liquidity, Going Concern and Capital Resources

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2020, the Company had cash of $5,728, compared to $1,611 as of December 31, 2019. In addition, the Company’s net loss was $136,344 for the three months ended March 31, 2020. The Company’s working capital was negative $2,063,447 as of March 31, 2020. During 2019, the Company liquidated a majority of its investments in cryptocurrency. As of March 31, 2020, the accumulated deficit amounted to $30,401,514. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include but are not limited to, private placements of capital stock, debt borrowings, partnerships, and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful, that we will be able to replace the revenues lost as a result of the sale of CoinTracking GmbH in early 2019, or that we will achieve our projected level of revenues in 2020 and beyond. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three months ended
	March 31,
	2020	2019

Net cash used in operating activities	$(18,384)	$(521.222)
Net cash used in investing activities	-	1,000,000
Net cash provided by financing activities	22,500	-
Net decrease in cash and cash equivalents	$4,116	$478,778

Operating Activities

Net cash used in operating activities was $18,384 for the three months ended March 31, 2020, compared to $521,222 for the three months ended March 31, 2019. The decrease in net cash used in operating activities was primarily due to a decline in our net loss to $136,344 for the three months ended March 31, 2020, compared to $336,638 for the three months ended March 31, 2019. Partially offsetting this decrease was a reduction in non-cash stock compensation expense of $0 for the three months ended March 31, 2020, compared to an expense of $58,792 for the prior-year period.

Investing Activities

Net cash from investing activities for the three months ended March 31, 2020, was $0, compared to $1,000,000 for the three months ended March 31, 2019. The prior-year period included the sale of CoinTracking GmbH for $2,200,000, net of acquired cash of $1,000,000.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2020, was $22,500, compared to $0 for the three months ended March 31, 2019.

Trends, Events, and Uncertainties

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

We cannot assure you that our consulting business will develop as planned, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease our operations.

Other than as discussed elsewhere in this Quarterly Report and our 2019 Annual Report, we are not aware of any trends, events, or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2019 Annual Report.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings.

See the discussion of legal proceedings in Note 11 (Commitments and Contingencies) to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report, which is incorporated by reference into this Item 1 of Part II.

ITEM 6. Exhibits.

Exhibit
Number	Document

3.1	Articles of Conversion (Utah) (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.2	Articles of Conversion (Nevada) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.3	Articles of Incorporation of The Crypto Company (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.5	Amended and Restated Bylaws of The Crypto Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8- K filed on February 28, 2018)

31.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: June 29, 2020	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

