Form 10-Q
period 2020-06-30
Crypto Co
filed 2020-08-14
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, the issuer had 21,400,591 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,915	$1,611
TOTAL ASSETS	$13,915	$1,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,782,876	$1,576,214
Notes Payable	300,000	300,000
Total current liabilities	2,082,876	1,876,214
Convertible debt	125,000	75,000
Notes Payable - Other	67,592	-
TOTAL LIABILITIES	2,275,468	1,951,214

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,400,591 and 21,400,591 shares issued and outstanding, respectively	21,401	21,401
Additional paid-in-capital	30,320,840	28,294,167
Accumulated deficit	(32,603,794)	(30,265,171)
TOTAL STOCKHOLDERS’ EQUITY	(2,261,553)	(1,949,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,915	$1,611

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue:
Services	$-	$-	$2,500	$3,975
Total Revenue, net	$-	$-	$2,500	$3,975

Operating expenses:
General and administrative expenses	191,274	495,809	303,367	908,219
Share based compensation -related parties	1,801,655		1,801,655
Share-based compensation	175,018	(180,693)	175,018	(239,485)
Total Operating Expenses	2,167,947	315,116	2,280,040	668,734
Operating loss	(2,167,947)	(315,116)	(2,277,540)	(664,759)

Other income/(expense)	-	2,856	-	3,986
Interest expense	(34,331)	(2,427)	(61,083)	(4,718)
Loss before provision for income taxes	(2,202,279)	(314,687)	(2,338,623)	(665,491)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(2,202,279)	(314,687)	(2,338,623)	(665,491)
Income from discontinued operations attributable to the Crypto Company	-	72,634	-	86,800

Net loss attributable to the Crypto Company	(2,202,279)	(242,053)	(2,338,623)	(578,691)
Net loss	$(2,202,279)	$(242,053)	$(2,338,623)	$(578,691)

Continuing operations:
Net loss attributable to the Crypto Company per common share – basic and diluted	$(0.10)	$(0.01)	$(0.11)	$(0.03)
Discontinued operations:
Income/(loss) attributable to the Crypto Company per common share – basic and diluted	$-	$-	$-	$-
Net loss attributable to the Crypto Company per common share – basic and diluted	$(0.10)	$(0.01)	$(0.11)	$(0.03)
Weighted average common shares outstanding – basic and diluted	21,400,591	21,212,860	21,400,591	21,212,860

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020 and 2019

					Accumulated
	Common stock		Additional paid-in-	Accumulated	Other Comprehensive	Non controlling	Total Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, April 1, 2019	21,212,860	$21,213	$28,160,563	$(28,793,187)	$-	$-	$(611,411)
Stock compensation expense in connection with issuance of options	-	-	(180,693)	-	-	-	(180,693)
Net loss	-	-	-	(242,053)	-	-	(242,053)
Balance, June 30, 2019	21,212,860	$21,213	$27,979,870	$(29,035,240)	$-	$-	$(1,034,157)

	Common stock		Additional paid-in-	Accumulated	Accumulated Other Comprehensive	Non controlling	Total Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,172)	$-	$-	$(1,949,603)
Stock compensation expense in connection with issuance of options			1,976,673				1,976,673
Warrants issued in connection with Convertible Notes	-	-	50,000	-	-	-	50,000
Net loss	-	-	-	(2,338,623)	-	-	(2,338,623)
Balance, June 30, 2020	21,400,591	$21,401	$30,320,840	$(32,603,795)	$-	$-	$(2,261,553)

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net loss	$(2,338,623)	$(578,691)
Adjustments to reconcile net loss to net cash used in operations:
Net realized gain on investment in cryptocurrency	-	(72,634)
Gain on sale on CoinTracking GmbH	-	(14,166)
Gain on sale of equipment	-	(2,926)
Depreciation and amortization	-	11,412
Share-based compensation	1,976,673	(239,485)
Financing costs associated with convertible debt	50,000	-
Change in operating assets and liabilities:
Prepaid expenses	-	72,185
Accounts payable and accrued expenses	275,564	(69,766)
Income taxes payable	(1,310)	(1,600)
Net cash used in operating activities	(37,696)	(895,671)

Cash flows from investing activities:
Net cash from sale of CoinTracking GmbH	-	1,000,000
Proceeds from sales of equipment	-	4,900
Purchase of investments in cryptocurrency	-	74,640
Net cash used in investing activities	-	1,079,540

Cash flows from financing activities:
Proceeds from issuance of convertible notes	50,000	-
Net cash provided by financing activities	50,000	-

Net (decrease) increase in cash and cash equivalents	12,304	183,869
Cash and cash equivalents at the beginning of the period	1,611	2,448
Cash and cash equivalents at the end of the period	$13,915	$186,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$30,950

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

Liquidity and Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2020, the Company had cash of $13,915. In addition, the Company’s net loss was $2,338,623 for the six months ended June 30, 2020. The Company’s working capital was negative $2,261,553 as of June 30, 2020. As of June 30, 2020, the accumulated deficit amounted to $32,603,794. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of June 30, 2020, the Company had no investments in cryptocurrency

Investments non-cryptocurrency

The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of June 30, 2020, and December 31, 2019 the Company had no investments in non-cryptocurrency.

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

As of June 30, 2020, we are subject to federal taxation in the U.S, as well as state taxes. For 2018, we were subject to taxation in Germany as well. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH.

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

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three and six months ended June 30, 2020, and 2019, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

In 2019, the Company had holdings of cryptocurrency from its investment segment, and therefore has classified those assets as assets held for sale in its consolidated balance sheets, and reports current operating results as discontinued operations in the consolidated statements of operations for the year ended December 31, 2019. The balance of cryptocurrency assets on our balance sheet as of June 30, 2020, and December 31, 2019, was zero.

NOTE 5 – NOTE PAYABLE

In 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000 and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of June 30, 2020, with a due date of March 31, 2021. The Note bears interest at 3%, which is payable quarterly, in arrears for additional information.

Interest expense was $26,752 and $61,083 for the three and six months ended June 30, 2020, respectively, compared to $2,427 and $4,718, respectively during the same three month and six month period ended June 30, 2019.

NOTE 6 – CONVERTIBLE NOTES

The balance of Convertible Notes was $125,000 and $75,000 as of June 30, 2020 and December 31, 2019.

In June 2020, the Company issued Convertible Notes (“Notes”) to an accredited investors for an aggregate amount of $5,000. The Notes mature on June 2025, unless earlier converted. The Notes bear interest at a rate of 5% per year. The Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the Notes will have the option to convert the Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

In April 2020, the Company issued Convertible Notes (“Notes”) to an accredited investors for an aggregate amount of $22,500. The Notes mature on April 2025, unless earlier converted. The Notes bear interest at a rate of 5% per year. The Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the Notes will have the option to convert the Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

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

On September 23, 2019, the Company issued two Convertible Notes (“Notes”) to two accredited investors for an aggregate amount of $75,000. The Notes mature on September 23, 2024, unless earlier converted. The Notes bear interest at a rate of 5% per year. The Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the Notes will have the option to convert the Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

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

In connection with the Notes, the Company issued 75,000 warrants to purchase the Company’s common stock at a warrant price of $0.01 per share. The warrants expire in three years. The Company determined the fair value of the warrants utilizing the Black-Scholes model, resulting in an expense of $50,000, included in interest expense in the company’s consolidated statements of operations for the three months ended June 30, 2020.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of June 30, 2020, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants

September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000

. The exercise price of the warrants is subject to adjustment from time to time, as provided therein, to prevent dilution of purchase rights granted thereunder. The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.

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

During the three and six months ended June 30, 2020, the Company did not issue any options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of the period ended June 30, 2020, there are no outstanding stock option awards issued from the Plan and there remains reserved for future awards 5,000,000 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, at December 31, 2019	346,349	$8.73	8.38	3,025,003
Options granted	1,920,000	1.00	4.88	1,920,000
Options canceled	-	-
Options exercised	-	-
Options outstanding, at June 30, 2020	2,266,429	$2.18	5.88	$4,495,003
Exercisable	2,266,429	$2.18	5.88	$4,495,003
Vested and exercisable and expected to vest, end of the period	2,266,429	$2.18	5.88	$4,495,003

The Company recognized an increase in expense of $1,801,655 and $-0- for share-based compensation related to stock options for the three and six months period ended June 30, 2020, respectively. See “Note 10 – Discontinued Operations” for share-based compensation related to our former cryptocurrency investment segment and CoinTracking GmbH for the six months ended June 30, 2019.

There were no options exercised for the three months ended June 30, 2019 and 2020 and for the six months ended June 30, 2020.

The Company did not grant any restricted stock awards during the three and six months period ended June 30, 2020, respectively.

As of June 30, 2020, there was $0 of unrecognized compensation costs related to stock options issued to employees and nonemployees.

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

The range of assumptions used for the six months ended June 30, 2020, are as follows:

Six Months Ended June 30, 2020
Ranges
Volatility	36 – 115%
Expected dividends	0%
Expected term (in years)	5.00 – 10 years
Risk-free rate	0.17 – 2.95%

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company previously had a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO until he resigned effective December 6, 2019, is the Co-Managing Director of Full Stack Finance. The Company did not incur expenses in the current year. As of June 30, 2020, and December 31, 2019, there was a balance due to Full Stack Finance of $78,130 and $133,834, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

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

A reconciliation of the operations of the cryptocurrency investment segment and CoinTracking GmbH to the consolidated statements of operations is shown below:

	For the Three Months ended		For the Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Operating loss

Gain on sale of CoinTracking GmbH	-	-	-	14,166
Net realized gain on investment in cryptocurrency	-	72,634	-	72,634
Impairment of investments, cryptocurrency	-	-	-	-

Income(loss) before provision for income taxes	-	72,634	-	86,800

Provision for income taxes	-	-	-	-
Net income (loss)	$-	$72,634	$-	$86,800
Loss attributable to noncontrolling interest	-	-	-	-
Income/(loss) attributable to Crypto Company	$-	$72,634	$-	$86,800

Included in the net income for the six months ended June 30, 2020, and June 30, 2019, is $-0- and $86,800 respectively, from the cryptocurrency investment segment.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company rents, on a month to month basis, for $344 per month its corporate office from Regus Management Group, LLC, located at 22809 Pacific Coast Highway, Malibu, CA 90265. Facility rent expense was $837 for the six months ended June 30, 2020, and $2,533 for the six months ended June 30, 2019, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2019, through the date the financial statements were available to be issued, and has determined that there are no items requiring disclosure.

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

Comparison of the three months ended June 30, 2020, and the three months June 30, 2019

Revenue

There were no revenues for the three months ended June 30, 2020 and 2019.

General and administrative expenses

For the three months ended June 30, 2020, our general and administrative expenses were $191,274, a decrease of 61.4% compared to $495,809 for the period ended June 30, 2019. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses, and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. Management has significantly reduced all expenses for the three months ended June 30, 2020, in particular, payroll and payroll-related expenses and contracting and consulting fees until it can generate significant revenues from its consulting businesses.

Share-based compensation increased to $1,976,673 for the three months ended June 30, 2020, from an expense of $-0- for the three months ended June 30, 2019. Share-based compensation increased primarily due to the issuance of 1,920,000 stock options to our employees and directors for the three months ended June 30, 2020, compared to -0- for the prior year period.

Comparison of the six months ended June 30, 2020, and the six months June 30, 2019

Revenue

For the six months ended June 30, 2020 and June 30 2019, revenues relating to consulting services were $2,500 and $3,975, respectively.

General and administrative expenses

For the six months ended June 30, 2020, our general and administrative expenses were $495,809, a decrease of 45.4% compared to $908,219 for the period ended June 30, 2019. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. Management has significantly reduced all expenses for the six months ended June 30, 2020, in particular payroll and payroll-related expenses and contracting and consulting fees until such time as it is able to generate significant revenues from its consulting businesses.

Share-based compensation increased to $1,976,673 for the six months ended June 30, 2020, from an expense of $-0- for the six months ended June 30, 2019. Share-based compensation increased primarily due to the issuance of 1,920,000 stock options to our employees and Directors for the six months ended June 30, 2020, compared to -0- for the prior year period.

Liquidity, Going Concern and Capital Resources

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2020, the Company had cash of $13,915, compared to $1,611 as of December 31, 2019. In addition, the Company’s net loss was $2,338,623 for the six months ended June 30, 2020. The Company’s working capital was negative $2,261,553 as of June 30, 2020. During 2019, the Company liquidated a majority of its investments in cryptocurrency. As of June 30, 2020, the accumulated deficit amounted to $32,603,794. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six months ended
	June 30,
	2020	2019

Net cash used in operating activities	$(37,696)	$(895,671)
Net cash used in investing activities	-	1,079,540
Net cash provided by financing activities	50,000	-
Net decrease in cash and cash equivalents	$12,304	$183,869

Operating Activities

Net cash used in operating activities was $37,696 for the six months ended June 30, 2020, compared to $895,671 for the six months ended June 30, 2019. The decrease in net cash used in operating activities was primarily due to a decline in our general and administrative expenses to $303,367 for the six months ended June 30, 2020, compared to $908,219 for the six months ended June 30, 2019.

Investing Activities

Net cash from investing activities for the six months ended June 30, 2020, was $0, compared to $1,079,540 for the six months ended June 30, 2019. The prior-year period included the sale of CoinTracking GmbH for $2,200,000, net of acquired cash of $1,000,000.

Financing Activities

Net cash from financing activities for the six months ended June 30, 2020, was $50,000, compared to $0 for the six months ended June 30, 2019.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2020	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

