Form 10-Q
period 2020-09-30
Crypto Co
filed 2020-11-13
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 000-55726

THE CRYPTO COMPANY

(Exact name of registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23823 Malibu Road, Suite 50477

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

As of November 9, 2020, the issuer had 21,400,591 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Our management cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events, and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,342	$1,611
TOTAL ASSETS	$114,342	$1,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,855,491	$1,576,214
Bank Overdraft	-	-
Income taxes payable	-	-
Notes Payable	300,000	300,000
Total current liabilities	2,155,491	1,876,214
Convertible debt	125,000	75,000
Notes Payable - Other	67,592	-
TOTAL LIABILITIES	2,348,083	1,951,214

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,400,591 and 21,400,591 shares issued and outstanding, respectively	21,401	21,401
Additional paid-in-capital	30,320,840	28,294,167
Accumulated deficit	(32,575,981)	(30,265,171)
TOTAL STOCKHOLDERS’ EQUITY	(2,233,741)	(1,949,603)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,342	$1,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue:
Services	$8,000	$44,466	$10,500	$48,441

Total Revenue, net	$8,000	$44,466	$10,500	$48,441

Operating expenses:
Cost of services	-	30,500	-	30,500
General and administrative expenses	234,186	351,519	537,552	1,259,738
Share-based compensation - employee	-	-	175,018	-
Share-based compensation - non-employee	-	(2,000)	1,801,655	(241,485)

Total Operating Expenses	(234,186)	380,019	(2,514,225)	1,048,753

Operating loss	(226,186)	(335,553)	(2,503,725)	(1,000,312)

Other income/(expense)	257,094	(6,905)	257,094	(2,919)
Interest expense	(3,096)	(4,067)	(64,179)	(8,784)

Loss before provision for income taxes	27,812	(346,525)	(2,310,810)	(1,012,015)

Provision for income taxes	-	1,600	-	1,600

Loss from continuing operations	27,812	(348,125)	(2,310,810)	(1,013,615)

Income from discontinued operations attributable to the Crypto Company	-	(276)	-	86,524

Net loss attributable to the Crypto Company	27,812	(348,401)	(2,310,810)	(927,091)

Net Income (loss)	$27,812	$(348,401)	$(2,310,810)	$(927,091)

Continuing operations:
Net loss attributable to the Crypto Company per common share – basic and diluted	$0.00	$(0.02)	$(0.11)	$(0.05)
Discontinued operations:
Income/(loss) attributable to the Crypto Company per common share – basic and diluted	$-	$-	$-	$0.00
Net loss attributable to the Crypto Company per common share – basic and diluted	$0.00	$(0.02)	$(0.11)	$(0.04)
Weighted average common shares outstanding – basic and diluted	21,400,591	21,219,382	21,400,591	21,215,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 and 2019
			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, June 30, 2019	21,212,860	$21,213	$27,979,870	$(29,035,240)	$-	$-	$(1,034,157)
Warrants issued in connection with Convertible Notes	-	-	1,196	-	-	-	1,196
Stock compensation expense in connection with issuance of options	-	-	(2,000)	-	-	-	(2,000)
Other comprehensive loss	-	-	-	-	-	-	-
Net Income (loss)	-	-	-	(348,401)	-	-	(348,401)
Balance, September 30, 2019	21,212,860	$21,213	$27,979,066	$(29,383,641)	$-	$-	$(1,383,362)

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, June 30, 2020	21,400,591	$21,401	$30,320,840	$(32,603,795)	$-	$-	$(2,261,553)
Warrants issued in connection with Convertible Notes	-	-	-	-	-	-	-
Stock compensation expense in connection with issuance of options	-	-	-	-	-	-	-
Net Income (loss)	-	-	-	27,812	-	-	27,812
Balance, September 30, 2020	21,400,591	$21,401	$30,320,840	$(32,575,983)	$-	$-	$(2,233,741)

For the Nine Months Ended September 30, 2020 and 2019
			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2018	21,212,860	$21,213	$28,219,355	$(28,456,549)	$(743,987)	$2,177,108	$1,217,140
Sale of CoinTracking GmbH	-	-	-		743,987	(2,177,108)	(1,433,121)
Warrants issued in connection with Convertible Notes	-	-	1,195	-	-	-	1,195
Stock compensation expense in connection with issuance of options	-	-	(241,985)	-	-	-	(241,985)
Net loss	-	-	-	(927,091)	-	-	(927,091)
Balance, September 30, 2019	21,212,860	$21,213	$27,978,565	$(29,383,640)	$-	$-	$(1,383,862)

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,172)	$-	$-	$(1,949,603)
Warrants issued in connection with Convertible Notes	-	-	50,000	-	-	-	50,000
Stock compensation expense in connection with issuance of options	-	-	1,976,673	-	-	-	1,976,673
Net loss	-	-	-	(2,310,810)	-	-	(2,310,810)
Balance, September 30, 2020	21,400,591	$21,401	$30,320,840	$(32,575,982)	$-	$-	$(2,233,741)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net loss	$(2,310,810)	$(927,091)
Adjustments to reconcile net loss to net cash used in operations:
Net realized gain on investment in cryptocurrency	-	(72,634)
Impairment of investments in cryptocurrency	-	276
Gain on sale on cryptocurrency	(208,964)	(14,166)
Gain on sale of equipment	(971)	(2,856)
Depreciation and amortization	-	16,985
Share-based compensation	1,976,673	(240,288)
Financing costs associated with convertible debt	50,000	-
Change in operating assets and liabilities:
Accounts receivable	-	(22,000)
Prepaid expenses	-	78,048
Accounts payable and accrued expenses	280,876	72,822
Deferred revenue	-	10,118
Income taxes payable	(1,600)	-
Net cash used in operating activities	(214,797)	(1,100,786)

Cash flows from investing activities:
Net cash from sale of CoinTracking GmbH	-	1,000,000
Proceeds from sales of equipment	971	4,899
Proceeds from sales of cryptocurrency	208,964	-
Purchase of investments in cryptocurrency	-	74,658
Capitalized software development	-	-
Net cash used in investing activities	209,935	1,079,557

Cash flows from financing activities:
Proceeds from loans payable	67,592	-
Proceeds from issuance of convertible notes	50,000	25,000
Net cash provided by financing activities	117,592	25,000

Net (decrease) increase in cash and cash equivalents	112,731	3,771
Cash and cash equivalents at the beginning of the period	1,611	2,448
Cash and cash equivalents at the end of the period	$114,342	$6,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$30,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE CRYPTO COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this quarterly Report on Form 10-Q for the period ended September 30, 2020 (“Quarterly Report”) refer to The Crypto Company and, where appropriate, its wholly-owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); and Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”).

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

Liquidity and Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2020, the Company had cash of $114,342. In addition, the Company’s net loss was $2,310,810 for the nine months ended September 30, 2020. The Company’s working capital was negative $2,233,741 as of September 30, 2020. As of September 30, 2020, the accumulated deficit amounted to $32,575,981. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Investments in cryptocurrency

Investments were comprised of several cryptocurrencies the Company owned, of which a majority was Bitcoin, that were actively traded on exchanges. During 2018, the Company sold most of its investments and during 2019 wrote-off all those investments because there was no method to obtain liquidity for those investments. During the quarter ended September 30, 2020, one of those investments that had been previously been written off became valuable and the Company liquidated the extent of its holdings at that time for cash proceeds of $208,964. The Company recorded this recovery as other income in its financial statements. As previously disclosed, the Company has ceased operations of its former cryptocurrency investment segment, and the Company liquidates newly issued/accessible assets from old investments as promptly as practicable for the sole purpose of winding down the Company’s legacy cryptocurrency investment segment.

The Company records its investments as indefinite-lived intangible assets at cost less impairment and are reported as long-term assets in the consolidated balance sheets. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The primary exchanges and principal markets the Company utilized for its trading were Kraken, Bittrex, Poloniex, and Bitstamp.

As of September 30, 2020, the Company had written off the value of it investments in cryptocurrency.

Investments non-cryptocurrency

The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of September 30, 2020, and December 31, 2019 the Company had written off its investments in non-cryptocurrency.

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

As of September 30, 2020, we are subject to federal taxation in the U.S, as well as state taxes. For 2018, we were subject to taxation in Germany as well. The Company has not been audited by the U.S. Internal Revenue Service, nor has the Company been audited by any states or in Germany. On January 2, 2019, the Company sold its entire equity ownership stake in CoinTracking GmbH.

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

During 2019, the Company’s main source of revenue was consulting and development services for two customers. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

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

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three and nine months ended September 30, 2020, and 2019, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

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

In 2019, the Company had holdings of cryptocurrency from its investment segment, and therefore has classified those assets as assets held for sale in its consolidated balance sheets, and reports current operating results as discontinued operations in the consolidated statements of operations for the year ended December 31, 2019. The balance of cryptocurrency assets on our balance sheet as of September 30, 2020, and December 31, 2019, was zero.

NOTE 5 – NOTE PAYABLE

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000, and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of September 30, 2020, with a due date of March 31, 2021 which due date was extended from the prior due date of May 28, 2020 pursuant to an amendment dated December 28, 2018 The Note bears interest at 3%, which is payable quarterly, in arrears for additional information.

Interest expense was $2,250 and $6,750 for the three and nine months ended September 30, 2020, and for three month and nine month period ended September 30, 2019, respectively.

●	On May 8, 2020, The Crypto Company (the “Company”) entered into a promissory note (the “Promissory Note”) with First Bank, a Missouri banking corporation, which provides for a loan of $53,492 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type.

●	On June 10, 2020, the Registrant received a loan from the Small Business Administration of $12,100 (the “SBA Loan”). The SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

NOTE 6 – CONVERTIBLE NOTES

The balance of Convertible Notes was $125,000 and $75,000 as of September 30, 2020 and December 31, 2019.

In June 2020, the Company issued Convertible Notes (“June 2020 Notes”) to an accredited investors for an aggregate amount of $5,000. The June 2020 Notes mature on June 2025, unless earlier converted. The Notes bear interest at a rate of 5% per year. The Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the June 2020 Notes will have the option to convert the June 2020 Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The June 2020 Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the June 2020 Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

In April 2020, the Company issued three Convertible Notes (“April 2020 Notes”) to three accredited investors for an aggregate amount of $22,500. The April 2020 Notes mature on April 2025, unless earlier converted. The April 2020 Notes bear interest at a rate of 5% per year. The April 2020 Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the April 2020 Notes will have the option to convert the April 2020 Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The April 2020 Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the April 2020 Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

In February 2020, the Company issued three Convertible Notes (“February 2020 Notes”) to three accredited investors for an aggregate amount of $22,500. The February 2020 Notes mature on February 2025, unless earlier converted. The February 2020 Notes bear interest at a rate of 5% per year. The February 2020 Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the February 2020 Notes will have the option to convert the February 2020 Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The February 2020 Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the February 2020 Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

On September 23, 2019, the Company issued two Convertible Notes (“September 2019 Notes”) to two accredited investors for an aggregate amount of $75,000. The September 2019 Notes mature on September 23, 2024, unless earlier converted. The September 2019 Notes bear interest at a rate of 5% per year. The September 2019 Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the September 2019 Notes will have the option to convert the September 2019 Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The September 2019 Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the September 2019 Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

The Company reviewed ASC 815 – Derivatives and Hedging, to determine if the embedded feature in the Notes, specifically the equity conversion feature, should be accounted for as a derivative instrument. The Company considered whether the Notes included net settlement, either explicitly by the terms of the Notes or by other means, such as through the resale of the shares obtained on conversion in the public markets. The Company determined that the Notes do not contain a net settlement option. Also, conversion to cash through the public markets is unlikely, as only 3% of the Company’s outstanding shares are in public float, and the Company’s shares are listed on the OTC grey market, resulting in limited trades of insignificant volume. The Company cannot determine when, or if, its shares will be listed on an active exchange, and if shares available to trade will increase. [In connection with the September 2019 Notes, the Company issued 75,000 warrants to purchase the Company’s common stock at a warrant price of $0.01 per share. The warrants expire in three years. The Company determined the fair value of the warrants utilizing the Black-Scholes model, resulting in an expense of $50,000, included in interest expense in the Company’s consolidated statements of operations for the nine months ended September 30, 2020.

Interest expense was $1,607 and $52,633 for the three and nine months ended September 30, 2020, respectively, compared to $1,279 for three month and nine month period ended September 30, 2019, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of September 30, 2020, outstanding warrants to purchase shares of the Company’s common stock were as follows:

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

During the nine month period ended September 30, 2020, the Company issued 500,000 stock options to members of its board of directors, 1,250,000 stock options to its chief executive officer, and 170,000 stock options to others.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of September 30, 2020, there are outstanding stock option awards issued from the Plan covering a total of 1,920,000 shares of the Company’s common stock and there remain reserved for future awards 3,080,000 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, at December 31, 2019	346,349	$8.73	8.38	3,025,003
Options granted	1,920,000	1.00	4.63	1,920,000
Options canceled	-	-
Options exercised	-	-
Options outstanding, at September 30, 2020	2,266,429	$2.18	5.63	$4,495,003
Exercisable	2,266,429	$2.18	5.63	$4,495,003
Vested and exercisable and expected to vest, end of the period	2,266,429	$2.18	5.63	$4,495,003

The Company recognized an increase in expense of $1,801,655 and $-0- for share-based compensation related to stock options for the three and nine month period ended September 30, 2020, respectively. See “Note 10 – Discontinued Operations” for share-based compensation related to our former cryptocurrency investment segment and CoinTracking GmbH for the nine months ended September 30, 2019.

There were no options exercised for the three months ended September 30, 2019 and 2020 and for the nine months ended September 30, 2020.

The Company did not grant any restricted stock awards during the three and nine month period ended September 30, 2020, respectively.

As of September 30, 2020, there was $0 of unrecognized compensation costs related to stock options issued to employees and nonemployees.

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

The range of assumptions used for the nine months ended September 30, 2020, are as follows:

Nine Months Ended September 30, 2020
Ranges
Volatility	36 – 115%
Expected dividends	0%
Expected term (in years)	5.00 – 10 years
Risk-free rate	0.17 – 2.95%

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company previously had a services agreement with Full Stack Finance for chief financial officer and accounting outsource services. Ivan Ivankovich, the Company’s CFO until he resigned effective December 6, 2019, is the Co-Managing Director of Full Stack Finance. The Company did not incur expenses in the current year. As of September 30, 2020, and December 31, 2019, there was a balance due to Full Stack Finance of $18,000 and $133,834, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

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

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer, and director of the Company resigned from all of his then-current roles with the Company. Mr. Poutre remained a consultant until November 2018. In connection with Mr. Poutre’s resignation, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018, and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period. The Separation and Consulting Agreement provided that the Company pay Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre served as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches. The Separation and Consulting Agreement contained other standard provisions contained in agreements of this nature including non-disparagement and a general release of any and all claims. During 2018, the Company paid Mr. Poutre $90,000 of the $180,000 due in connection with his Separation and Consulting Agreement.

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

A reconciliation of the operations of the cryptocurrency investment segment and CoinTracking GmbH to the consolidated statements of operations is shown below:

	For the Three Months ended		For the Nine Months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating loss

Gain on sale of CoinTracking GmbH	-	-	-	14,166
Net realized gain on investment in cryptocurrency	-	-	-	72,634
Impairment of investments, cryptocurrency	-	(276)	-	-

Income(loss) before provision for income taxes	-	(276)	-	86,524

Provision for income taxes	-	-	-	-
Net income (loss)	$-	$(276)	$-	$86,524
Loss attributable to noncontrolling interest	-	-	-	-
Income/(loss) attributable to Crypto Company	$-	$(276)	$-	$86,524

Included in the net income for the nine months ended September 30, 2020, and September 30, 2019, is $-0- and $86,524 respectively, from the cryptocurrency investment segment.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Facility rent expense was $1,891 for the nine months ended September 30, 2020, and $3,565 for the nine months ended September 30, 2019, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2020, through the date the financial statements were available to be issued, and has determined that there are no items requiring disclosure with the exception the following: Beginning in October 2020 and through November 10, 2020 the Company received approximately 545 Filecoin tokens from a previous investment that had been previously written off valued at approximately $16,611. Due to the nature of digital assets, the Filecoin investment that previously was considered to have no value delivered their tokens to us, with value, during the three months ended September 30, 2020.

As previously disclosed, the Company has ceased operations of its former cryptocurrency investment segment, and the Company liquidates newly issued/accessible assets from old investments as promptly as practicable for the sole purpose of winding down the Company’s legacy cryptocurrency investment segment.

Additionally in November 2020, the Company issued 10,000 cashless stock options at a strike price of $14.00 per share, and 10,000 restricted common shares to a consultant valued at $14.00 per share, or $70,000.

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

Overview of Our Business

We are engaged in the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses through these consulting operations. We have disposed of our entire ownership interest in CoinTracking GmbH and also divested substantially all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which has ceased operations.

Comparison of the three months ended September 30, 2020, and the three months September 30, 2019

Revenue

Revenues for the three months ended September 30, 2020 and September 30, 2019, were $8,000 and $44,446, respectively. Revenue consisted of fees received for blockchain training, consulting, and software development.

General and administrative expenses

For the three months ended September 30, 2020, our general and administrative expenses were $234,186, a decrease of approximately 38.3% compared to $380,019 for the period ended September 30, 2019. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses, and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. Management has significantly reduced all expenses for the three months ended September 30, 2020, in particular, payroll and payroll-related expenses and contracting and consulting fees until it can generate significant revenues from its consulting businesses.

Share-based compensation was $-0- for the three months ended September 30, 2020 and September 30, 2019.

Comparison of the nine months ended September 30, 2020, and the nine six months September 30, 2019

Revenue

For the nine months ended September 30, 2020 and September 30, 2019, revenues relating to consulting services were $10,500 and $48,441, respectively. Revenue consisted of fees received for blockchain training, consulting, and software development.

General and administrative expenses

For the nine months ended September 30, 2020, our general and administrative expenses were $351,519 a decrease of approximately 72% compared to $1,259,738 for the period ended September 30, 2019. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. Management has significantly reduced all expenses for the nine months ended September 30, 2020, in particular payroll and payroll-related expenses and contracting and consulting fees until such time as it is able to generate significant revenues from its consulting businesses.

Share-based compensation increased to $1,976,673 for the nine months ended September 30, 2020, from an expense of $-0- for the nine months ended September 30, 2019. Share-based compensation increased primarily due to the issuance of 1,920,000 stock options to our employees and Directors for the nine months ended September 30, 2020, compared to -0- options for the prior year period.

Other income and Expense

During the three months ended September 30, 2020 we recorded $257,095 in “other income” compared to $-0- during the same period in the prior year. This amount was primarily comprised of $208,964 received from the sale of Celsius tokens that were previously written off. Due to the nature of digital assets, the Celsius tokens that previously were considered to have no value became accessible, with value, during the three months ended September 30, 2020. As previously disclosed, the Company has ceased operations of its former cryptocurrency investment segment, and the Company liquidates newly issued/accessible assets from old investments as promptly as practicable for the sole purpose of winding down the Company’s legacy cryptocurrency investment segment.

Liquidity, Going Concern and Capital Resources

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2020, the Company had cash of $114,342, compared to $1,611 as of December 31, 2019. In addition, the Company’s net loss was $2,310,810 for the nine months ended September 30, 2020. The Company’s working capital was negative $2,233,741 as of September 30, 2020. During 2019, the Company liquidated a majority of its investments in cryptocurrency. As of September 30, 2020, the accumulated deficit amounted to $32,575,981. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine months ended
	September 30,
	2020	2019

Net cash used in operating activities	$(214,797)	$(1,100,786)
Net cash used in investing activities	209,935	1,079,557
Net cash provided by financing activities	117,592	25,000
Net decrease in cash and cash equivalents	$112,731	$3,771

Operating Activities

Net cash used in operating activities was $214,797 for the nine months ended September 30, 2020, compared to net cash used from operating activities $1,100,786 for the nine months ended September 30, 2019. The decrease in net cash used in operating activities was primarily due to a decline in our general and administrative expenses from $280,458 for the nine months ended September 30, 2020, compared to $1,259,738 for the nine months ended September 30, 2019.

Investing Activities

Net cash from investing activities for the nine months ended September 30, 2020, was $209,935, compared to $1,079,557 for the nine months ended September 30, 2019. The prior-year period included the sale of CoinTracking GmbH for $2,200,000, net of acquired cash of $1,000,000.

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2020, was $117,592, compared to $25,000 for the nine months ended September 30, 2019.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During 2020 the Company hired qualified consultants familiar with public company reporting to supplement our management team.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6. Exhibits.

Exhibit
Number	Document

3.1	Articles of Conversion (Utah) (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.2	Articles of Conversion (Nevada) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.3	Articles of Incorporation of The Crypto Company (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.5	Amended and Restated Bylaws of The Crypto Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8- K filed on February 28, 2018)

31.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 13, 2020	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

