Form 10-K
period 2020-12-31
Crypto Co
filed 2021-03-30
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 000-55726

THE CRYPTO COMPANY

(Exact name of Registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23823 Malibu Road, #50477

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2020, the value of common stock held by non-affiliates was $15,948,590.

Number of shares outstanding of the Registrant’s common stock was 21,417,841 as of March 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE CRYPTO COMPANY

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Item 1. Business

The Crypto Company (the “Company”, “Crypto”, “we”, “us” or “our”) was incorporated in the State of Nevada on March 9, 2017 (“Inception”). The Company is engaged in the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions. The Company currently generates revenues and incurs expenses solely through these consulting operations. We are located at 23823 Malibu Road #50477 Malibu, California, 90265 and our telephone number is (424) 228-9955. Our website can be accessed at www.thecryptocompany.com. The information from our website is not a part of this report. Crypto Sub and CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”), are wholly-owned subsidiaries of the Company.

History

Stock Sale

On June 7, 2017, the Company entered into (i) a Share Purchase Agreement (the “Restricted Share Purchase Agreement”) with Crypto Sub, Inc. (“Crypto Sub”), incorporated in the State of Nevada on March 9, 2017 (“Inception”), and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company; and (ii) a Share Purchase Agreement (the “Free Trading Share Purchase Agreement”, and together with the Restricted Share Purchase Agreement, the “Share Purchase Agreements”) with Crypto Sub, Uptick Capital, LLC (“Uptick Capital”) and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Company. Pursuant to the Share Purchase Agreements, the shareholders of the Company sold an aggregate of 11,235,000 shares of common stock of the Company to Crypto Sub and 100,000 shares of common stock of the Company to Uptick Capital, representing an aggregate of 100% of the issued and outstanding common stock of the Company as of such date, for aggregate proceeds of $411,650, including escrow and other transaction-related fees to the selling shareholders (the “Stock Sale”). A portion of the acquisition cost equal to $399,300 is expensed as a general and administrative expense in the accompanying consolidated statement of operations.

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

In connection with the Stock Sale (i) Deborah Thomas resigned as Chief Executive Officer, principal accounting officer and director of the Company and Elliott Polatoff resigned as Secretary and director of the Company; and (ii) Michael Poutre was appointed Chief Executive Officer and sole director of the Company, James Gilbert was appointed President of the Company and Ron Levy was appointed Chief Operating Officer of the Company, all effective as of June 7, 2017.

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

In 2019, the Company had holdings of cryptocurrency from its investment segment, and therefore has classified those assets as assets held for sale in its consolidated balance sheets, and reports current operating results as discontinued operations in the consolidated statements of operations for the year ended December 31, 2019. The balance of cryptocurrency assets on our balance sheet as of December 31, 2020 was zero.

Overview of Our Business

Prior to the Acquisition, the Company was an early stage fitness apparel company with the mission of creating supportive, protective, and innovative sports bras and fitness apparel.

During the year ended December 31, 2018, the Company had two principal business segments that generated revenues and incurred expenses, both of which have ceased operations as of the date of this Annual Report:

●	Cryptocurrency Investment Segment. The cryptocurrency investment segment generated revenues that primarily consisted of amounts earned through trading activities of cryptocurrencies. The Company recorded its investments in cryptocurrency as indefinite lived intangible assets, at cost less impairment, and are reported as long-term assets in the condensed consolidated balance sheets. Realized gains and losses on sales of investments in cryptocurrency, and impairment losses, are included in other income/(expense) in the condensed consolidated statement of operations and comprehensive income.

●	Software Subscription Segment. The Company also generated software subscription revenues through CoinTracking GmbH and generated minimal amounts of consulting revenue. The software subscription segment consisted primarily of amounts earned through subscriptions to the CoinTracking GmbH website. We disposed of our entire ownership interest CoinTracking GmbH on January 2, 2019.

During the year ended December 31, 2019, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure, and enterprise blockchain technology solutions.

During the year ended December 31, 2020, we continued to provide consulting services and education for the blockchain, for the building of technological infrastructure, and enterprise blockchain technology solutions. We only generated revenues through these operations.

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

The primary benefits of blockchain include the following:

●	Fraud reduction: Blockchain technology has the potential to positively disrupt most industries since it can work for nearly every type of transaction that involves value, including money, property, and goods. From a business perspective, the technology may be leveraged for process improvement, helping to reduce human error, prevent fraud, and streamline data storage.

●	Transparency: Financial organizations may use the blockchain to store records digitally and leverage the technology for any type of transaction that needs to be verified by a trusted third party.

●	Security: Transactions may include transferring digital or physical assets, verifying chain of custody, and protecting intellectual property. In an era with increasing cybercrime and strict regulatory requirements, blockchain offers a highly fraud-resistant technology that can protect and authenticate almost any type of transaction.

●	Efficiency: Both Permissioned and Public blockchains offer significant improvements in efficiency to retail and business implementations by reducing cost and time in the duplicate databases and ledgers that companies and intermediaries must maintain in the absence of a shared, trusted, and immutable system.

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

Employees

As of December 31, 2020, we had one full-time employee. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

Not applicable. As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item 1B.

Item 2. Properties

Due to the onset of Covid-19, all Company personnel now work remotely. The Company does not rent any office space. The Company’s legal address is 23823 Malibu Road, # 50477, Malibu, California 90265.

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

Period	High	Low
2020
First Quarter	$0.50	$0.50
Second Quarter	$2.35	$1.00
Third Quarter	$8.10	$5.00
Fourth Quarter	$75.00	$2.15

Period	High	Low
2019
First Quarter	$12.00	$10.00
Second Quarter	$12.00	$1.05
Third Quarter	$1.11	$1.05
Fourth Quarter	$1.11	$0.50

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

Holders

As of March 24, 2021 there were 134 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has issued equity awards in the form of stock options from The Crypto Company 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by stockholders on August 24, 2017.

The following table sets forth information about the 2017 Plan as of December 31, 2020:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, at December 31, 2019	346,349	$8.73	8.38	3,025,003
Options granted	2,130,000	1.10	4.54	2,130,000
Options canceled	-	-
Options exercised	-	-
Options outstanding, at December 31, 2020	2,281,429	$2.26	5.25	$5,155,003
Vested and exercisable at December 31,2020	2,281,429	$2.18	5.25	$5,155,003

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption “Cautionary Note Regarding Forward-Looking Statements” included on page 1 in Part I of this report. Furthermore, a number of known and unknown factors may cause our actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion.

We are engaged in the business of providing consulting services and education for blockchain, for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues through these consulting and education operations. We have disposed of our entire ownership interest in CoinTracking GmbH and also divested substantially all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which has ceased operations.

Recent Events

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Many countries, including the United States, reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing state-wide “shelter in place” orders, and restricting travel. The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy, including the passage of multiple stimulus packages which provided payments to individuals, additional health-care funding, loans, and grants to certain businesses, temporary amendments to the Internal Revenue Code, and strengthened unemployment insurance.

On December 11, 2020, the U.S. Food and Drug Administration (the “FDA”) issued the first emergency use authorization for the Pfizer-BioNTech COVID-19 vaccine for the prevention of COVID-19 for individuals 16 years of age and older. On December 18, 2020, the FDA issued a second emergency use authorization for the Moderna COVID-19 vaccine. On February 27 2021, Johnson & Johnson received an emergency use authorization for their single-shot vaccine with other companies expected to follow. Distribution of the vaccines has commenced, initially with front-line health-care workers receiving vaccinations followed by individuals deemed at high-risk of contracting COVID-19 or for severe illness from COVID-19. Vaccination distributions continue to become available to a wider group of people with multiple states now distributing to the general public. During these initial phases of the vaccine distribution, vaccine shortages and delays have been caused by high demand outstripping supply and challenging distribution logistics. With vaccine production ramping up and improvements to distribution logistics, vaccine shortages and distribution challenges will continue to improve making the vaccine more available.

The extent to which COVID-19 impacts the Company’s financial results remains fluid and will continue to depend on a number of things, including the extent of the spread of the virus, the rate of infection, possible resurgence of the virus, the emergence of new strains of variants of the virus, the severity of illness and the degree of lethality, the relative effect on various portions of the population, the measures taken to combat the virus and their effectiveness, including the development and availability of vaccines and therapeutics and the prevalence of adoption barriers or resistance to them, the impact of control measures such as states of emergency, mandatory quarantines, and required business and school closures, the effect on international trade of any measures taken to combat the virus, including the reinstitution of travel restrictions, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, and other factors.

Management continues to actively work to minimize the current and future impact of this unprecedented situation, making adjustments to operations where appropriate or necessary to try and minimize the impact of COVID-19. This has not, however, caused a significant disruption to the Company operations. Management continues to monitor the impact of COVID-19 on the Company’s financial results.

Discontinued Operations

As a result of the sale of CoinTracking’s entire equity ownership stake in CoinTracking GmbH, and a strategic shift in our business in the fourth quarter of 2018 away from cryptocurrency investing to blockchain consulting and education, the operating results associated with these assets and liabilities have been reclassified to give effect to these changes and are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. Loss from discontinued operations was $84,849 and $16,376,131 for the years ended December 31, 2019 and December 31, 2018, respectively. The 2018 loss includes an impairment of goodwill of $9,356,105, and impairment of other intangible assets of $3,743,480 related to CoinTracking GmbH. The loss from discontinued operations attributable to the Crypto Company was $9,859,271 for the year ended December 31, 2018, which includes our 50.1% ownership of CoinTracking GmbH. CoinTracking GmbH was acquired in 2018, and therefore, there was no impact on the Company’s prior year results.

There were no losses from discontinued operations recorded for the year ended December 31, 2020.

See Note 15- Discontinued Operations to our Consolidated Financial Statements

Results of Continuing Operations

Comparison of the fiscal years ended December 31, 2020 and December 31, 2019

Revenue

For the year ended December 31, 2020, revenues relating to consulting services were $14,400, compared to $65,743 for the year ended December 31, 2019. The decrease is attributable to lower level of activity in generating consulting services with one of our clients.

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the year ended December 31, 2020 was $302,812 compared to $1,155,304 for the year ended December 31, 2019. The decrease of $852,492 was primarily due to a decrease in our general and administrative expenses to $749,930 for the year ended December 31, 2020 compared to $1,750,668 for the year ended December 31, 2019. Also, prepaid expenses and accounts payable decreased to $358,667 for the year ended December 31, 2020 compared to $557,767 for the year ended December 31, 2019. Finally, our non-cash share-based compensation increased to $2,321,673 for the year ended December 31, 2020, compared to $-0- for the year ended December 31, 2019.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was $209,935, compared to $1,079,467 for the year ended December 31, 2019. The prior-year period included the sale of CoinTracking GmbH for $2,200,000, net of acquired cash of $1,000,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $117,592, compared to $75,000 for the year ended December 31, 2019. The increase of $42,592 was primarily the result of a decrease in aggregate proceeds from issuance of convertible notes for $25,000, offset by the issuance of $67,592 in loans payable in 2020.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2020. Based upon (1) that evaluation, and (2) the fact that the Company restated prior period financial statements in the Annual Report for the Year ended December 31, 2019 to correct material errors, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to the material weaknesses in our internal control over financial reporting in connection with the Company’s previous accounting treatment for its investments in cryptocurrency, as well as the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020, which have not yet been fully remediated.

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

Item 9B. Other Information

On March 24, 2021, the Company entered into a stock purchase agreement with Blockchain Training Alliance, Inc., and its stockholders. On March 24, 2021, the Company entered into an asset purchase agreement with Aedan Financial Corporation and Eric Fitzgerald. See Note 14, Subsequent Events, for additional information, which is incorporated herein by reference into this Item 9B.

PART III

Item 10. Directors, Executive Officers and Corporate

Set forth below is certain information regarding our current executive officers and directors. Each of the directors was elected to serve until our next annual meeting of stockholders or until his or her successor is elected and qualified. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position

Ronald Levy	61	Director, Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary
Anthony Strickland	51	Director
Holly Ruxin	51	Director

Biographical information with respect to our executive officers, directors and key employees is provided below. There are no family relationships between any of our executive officers, directors, or key employees.

Ron Levy. Mr. Levy, 61, has served as our Chief Executive Officer and a Director since May 2018 and Interim Chief Financial Officer since December 2019. Mr. Levy has also served as our Chief Operating Officer since June 2017. Mr. Levy’s experience includes consulting for various emerging growth companies through various growth cycles. He also serves as Chief Operating Officer and beneficial owner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013.

Anthony Strickland. Mr. Strickland, 51, has served as a member of the Board since June 2017 and currently serves as President and Chief Executive Officer of Strong America, an advocacy group and political action committee, since June 2017. Mr. Strickland is a former member of the California State Senate, representing District 19 from 2008 to 2012, and a former California Assemblyman, representing the 37th District from 1998 to 2004. He served as Vice President of GreenWave Energy Solutions LLC, a company that seeks to harness the power of ocean waves to provide energy to Californians, from January 2007 to November 2008. Mr. Strickland earned his B.A. in political science from Whittier College. Because of his experience in legislation and ability to offer guidance on regulatory matters, we concluded that Mr. Strickland should serve as a member of the Board.

Holly Ruxin. Ms. Holly Ruxin, 51, has served as a member of the Board since April 2018 and currently serves as Chief Executive Officer of Montcalm TCR, a San Francisco-based wealth management and capital markets trading firm. Ms. Ruxin began her investment career at Goldman Sachs in the fixed income derivatives arena, and she has managed client assets and led private client teams at Morgan Stanley, Montgomery Securities and Bank of America for over twenty years. Ms. Ruxin is also the founder of Trevor TCR, a non-profit organization designed to invest in what matters and achieve transformation through giving. Ms. Ruxin received a Master of Business Administration in Finance from Columbia University and a Bachelor of Arts in Economics from the University of Michigan. We determined that Ms. Ruxin should serve as a director because of her extensive asset management and capital markets experience.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics that applies to every director, officer, and employee of the Company. Such Code of Conduct and Ethics includes written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

●	Compliance with applicable governmental laws, rules, and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

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

Item 11. Executive Compensation

2020 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2020.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ron Levy,	2020	$360,000	(3)		1,250,000	-	-	-	1,610,000
(Chief Executive, Interim Chief Financial Officer, and Chief Operating Officer(1)	2019	$0		-	-	-	-	-	0

Ivan Ivankovich,	2020	-		-	-	-	-	-	-
Chief Financial Officer(2)	2019	-		-	-	-	-	-	106,000

(1)	Appointed as Chief Executive Officer on May 21, 2018.
(2)	Resigned as Chief Financial Officer on December 6, 2019.
(3)	Officer salary in the amount of $272,756 was deferred and is recorded in accrued expenses.
(4)	Reflects the issuance of 1,250,000 fully vested stock options

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2020, the Company issued 500,000 fully-vested stock options to members of its board of directors, 1,250,000 fully-vested stock options to its chief executive officer, and 170,000 stock options to others.

Employee Benefits

We currently offer group health insurance to our employees.

Director Compensation Policy

The board of directors of the Company does not have a compensation committee. The board of directors determines the amount and form of executive and director compensation.

As previously disclosed, the Company entered into Director Services Agreements with each of its non-employee directors, effective April 7, 2018 for Holly Ruxin, and June 7, 2018 for Anthony Strickland. Pursuant to the Director Service Agreements, each director is entitled to receive (i) a fee of $80,000 per annum, payable quarterly, and (ii) a ten-year option to purchase 100,000 shares of common stock of the Company at an exercise price of $10.00 per share, which option shall be fully vested on the six-month anniversary of the date of grants. In addition, Mr. Strickland received an additional option grant to purchase 150,000 shares of common stock of the Company at an exercise price of $7.00 per share, which option was fully vested on the grant date. Additionally, subject to certain exceptions, each director is entitled to receive reimbursement for reasonable expenses incurred for the benefit of the Company.

The table below summarizes the compensation earned or paid to our non-employee directors for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Holly Ruxin	80,004	-	80,004	(1)
Anthony Strickland	80,004	-	80,004	(1)

(1)	As of December 31, 2020, $150,008 of each Director’s fee from prior periods was accrued and remains unpaid as of the date of this Report.

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

Percentage ownership of our common stock is based on 21,417,841 shares of our common stock outstanding as of March 24, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o The Crypto Company, 23823 Malibu Road #50477, Malibu, California 90265. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of May 14, 2020, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Ron Levy (2)	6,020,156	28.1%

Anthony Strickland (3)	500,000	2.3%

Holly Ruxin (4)	250,000	1.6%

All Directors and Executive Officers as a Group	6,220,156	29.1%

Michael Poutre	6,020,156	28.1%

James Gilbert	7,434,821	34.7%

Rafael Furst	3,032,309	14.2%

Redwood Fund LP (1) (2)	3,031,810	14.2%

Imperial Strategies, LLC (1) (2)	2,988,346	14.0%

(1)	Redwood Fund LP is the direct beneficial owner of 3,031,810 shares of Common Stock of the Company. Ladyface Capital, LLC is the General Partner of Redwood Fund LP. Michael Poutre was the Chief Executive Officer and Director of the Company from June 7, 2017 until he resigned on May 14, 2018. Mr. Poutre is the sole owner of MP2 Ventures, LLC, which is a managing member of Ladyface Capital, LLC. Accordingly, Mr. Poutre may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Imperial Strategies, LLC is the direct beneficial owner of 2,988,346 shares of Common Stock of the Company. Michael Poutre is the sole owner of MP2 Ventures, LLC, which is a member of Imperial Strategies, LLC, and may be deemed to have voting and investment power over the shares beneficially owned by Imperial Strategies, LLC.

(2)	Mr. Ron Levy is a beneficial owner of KOL Partners, LLC, which is a managing member of Ladyface Capital, LLC. Accordingly, Mr. Levy may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Imperial Strategies, LLC is the direct beneficial owner of 2,988,346 shares of Common Stock of the Company. Ron Levy is the beneficial owner of KOL Partners, LLC, which is a member of Imperial Strategies, LLC with a majority ownership interest and may be deemed may be deemed to have voting and investment power over the shares beneficially owned by Imperial Strategies, LLC. Includes fully vested options to purchase 1,250,000 shares of Common Stock.

(3)	Includes fully vested options to purchase 500,000 shares of common stock.

(4)	Includes fully vested options to purchase 350,000 shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2020 were filed in a timely manner, except that, as a result of administrative errors, one Form 4 reporting one transaction was not timely filed on behalf of Mr. Strickland, Ms. Ruxin, and Mr. Levy, respectively.

Change in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement, or relationship in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director, or director nominee of the Company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

From January 1, 2020, through the date of this Annual Report on Form 10-K, described below are certain transactions or series of transactions between us and certain related persons. Information relating to employment agreements entered into by the Company and its executive officers and executive officer compensation can be found at Item 11 - Executive Compensation.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2020 and 2019 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2020	2019
Audit fees	$58,600	$68,000
Total fees	$58,600	$68,000

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

All Other Fees: Our independent registered public accounting firm was not paid any other fees for professional services during the fiscal years ended December 31, 2020 and 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17	000-55726
2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17	000-55726
2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17	000-55726
2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18	000-55726
2.5	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH	8-K	2.1	1/4/19	000-55726
2.6*	Stock Purchase Agreement by and among The Crypto Company, Blockchain Training Alliance, Inc. and the stockholders named therein, dated March 24, 2021					*
2.7*	Asset Purchase Agreement by and among Aedan Financial Corporation, Eric Fitzgerald and The Crypto Company, dated March 24, 2021					*
3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17	000-55726
3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17	000-55726
3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17	000-55726
3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17	000-55726
3.5	Amended and Restated Bylaws	8-K	3.1	2/28/18	000-55726
4.1	Description of Securities	10-K	4.1	7/26/19	000-55726
10.1	Consulting Agreement by and between the Company and MP2 Ventures, LLC, dated as of June 22, 2017.	8-K	10.1	6/28/17	000-55726
10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17	000-55726
10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17	000-55726
10.4	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17	000-55726
10.5	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17	000-55726
10.6	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17	000-55726
10.7	Form of Non-Qualified Stock Option Agreement	8-K	10.1	4/17/18	000-55726	**
10.8	Separation Agreement and General Mutual Release	8-K	10.1	5/25/18	000-55726
10.9	Form of Director Services Agreement	8-K	10.2	5/25/18	000-55726	**
21.1	List of Subsidiaries of The Crypto Company					*
31	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 302 of the Sarbanes-Oxley Act of 2002					*
32	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 906 of the Sarbanes-Oxley Act of 2002					*

* Filed herewith

** Management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 30, 2021.

THE CRYPTO COMPANY (Registrant)

By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the March 30, 2021.

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

THE CRYPTO COMPANY

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of The Crypto Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Crypto Company as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition — identification of contractual terms in certain customer arrangements

As described in Note 2 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount and timing of revenue recognition.

The principal considerations for our determination that performing procedures relating to the identification of contractual terms in customer arrangements to determine the transaction price is a critical audit matter are there was significant judgment by management in identifying contractual terms due to the volume and customized nature of the Company’s customer arrangements. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms used in the determination of the transaction price and the timing of revenue recognition were appropriately identified and determined by management and to evaluate the reasonableness of management’s estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including those related to the identification of contractual terms in customer arrangements that impact the determination of the transaction price and revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer arrangements on a test basis, and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements.

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

March 30, 2021

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,326	$1,611
Accounts receivable, net	3,900	-
Total current assets	30,226	1,611
TOTAL ASSETS	$30,226	$1,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,933,281	$1,576,214
Bank Overdraft	-	-
Income taxes payable	-	-
Notes Payable	300,000	300,000
Total current liabilities	2,233,281	1,876,214
Convertible debt	125,000	75,000
Notes Payable - Other	67,592	-
TOTAL LIABILITIES	2,425,873	1,951,214

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,417,841 and 21,400,591 shares issued and outstanding, respectively	21,418	21,401
Additional paid-in-capital	30,665,823	28,294,167
Accumulated deficit	(33,082,888)	(30,265,171)
TOTAL STOCKHOLDERS’ EQUITY	(2,395,647)	(1,949,603)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,226	$1,611

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2020	December 31, 2019
Revenue:
Services	$14,400	$65,743
Total Revenue, net	14,400	65,743

Operating expenses:
Cost of services	-	30,500
General and administrative expenses	749,930	1,750,668
Share-based compensation - employee	175,018	-
Share-based compensation - non-employee	2,146,655	-
Total Operating Expenses	(3,071,603)	1,781,168
Operating loss	(3,057,203)	(1,715,425)
Other income/(expense)	307,522	(88,873)
Interest expense	(68,036)	(87,573)
Loss before provision for income taxes	(2,817,717)	(1,891,871)
Provision for income taxes	-	1,600
Loss from continuing operations	(2,817,717)	(1,893,471)

Income (Loss) from discontinued operations attributable to the Crypto Company	-	84,849
Net loss attributable to the Crypto Company	(2,817,717)	(1,808,622)

Net Income (loss)	$(2,817,717)	$(1,808,622)

Continuing operations:
Net loss attributable to the Crypto Company per common share – basic and diluted	$(0.13)	$(0.09)
Income/(loss) attributable to the Crypto Company per common share – basic and diluted	$-	$0.00
Net loss attributable to the Crypto Company per common share – basic and diluted	$(0.13)	$(0.09)
Weighted average common shares outstanding – basic and diluted	21,401,204	21,219,382

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2020 and 2019

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2018	21,212,860	$21,213	$28,219,355	$(28,456,549)	$(743,987)	$2,177,108	$1,217,140
Sale of CoinTracking GmbH	-	-	-		743,987	(2,177,108)	(1,433,121)
Warrants issued in connection with Convertible Notes	-	-	75,000	-	-	-	75,000
Stock compensation expense in connection with issuance of options	-	-	-	-	-	-	-
To correct prior year share issuance	187,731	188.00	(188)
Net loss	-	-	-	(1,808,622)	-	-	(1,808,622)
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,171)	$-	$-	$(1,949,603)

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,171)	$-	$-	$(1,949,603)
Warrants issued in connection with Convertible Notes	-	-	50,000	-	-	-	50,000
Stock compensation expense in connection with issuance of options	-	-	1,976,673	-	-	-	1,976,673
Stock compensation expense in connection with issuance of common stock	17,250	17	344983				345,000
Net loss	-	-	-	(2,817,717)	-	-	(2,817,717)
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$-	$-	$(2,395,647)

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(2,817,717)	$(1,808,622)
Adjustments to reconcile net loss to net cash used in operations:
Net realized gain on investment in cryptocurrency	-	(72,634)
Impairment of investments in cryptocurrency	-	1,951
Impairment of intangible assets	-	20,968
Gain on sale on cryptocurrency	(208,964)	(14,166)
Gain on sale of equipment	(971)	(2,856)
Loss on fixed asset disposal	-	64,731
Depreciation and amortization	-	22,557
Share-based compensation	2,321,673	-
Financing costs associated with convertible debt	50,000	75,000
Change in operating assets and liabilities:
Accounts receivable	(3,900)	-
Prepaid expenses	-	79,283
Accounts payable and accrued expenses	358,667	478,484
Income taxes payable	(1,600)	-
Net cash used in operating activities	(302,812)	(1,155,304)

Cash flows from investing activities:
Net cash from sale of CoinTracking GmbH	-	1,000,000
Proceeds from sales of equipment	971	4,899
Proceeds from sales of cryptocurrency	208,964	-
Purchase of investments in cryptocurrency	-	74,568
Capitalized software development	-	-
Net cash used in investing activities	209,935	1,079,467

Cash flows from financing activities:
Proceeds from loans payable	67,592	-
Proceeds from issuance of convertible notes	50,000	75,000
Net cash provided by financing activities	117,592	75,000

Net (decrease) increase in cash and cash equivalents	24,715	(837)
Cash and cash equivalents at the beginning of the period	1,611	2,448
Cash and cash equivalents at the end of the period	$26,326	$1,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$30,950

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

During the year ended December 31, 2020, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Annual Report.

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

Recent Developments

Going Concern – The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since Inception. As of December 31, 2020, the Company had cash of $26,326. In addition, the Company’s net loss was $2,472,717 for the year ended December 31, 2020. The Company’s working capital was negative $2,395,647 as of December 31, 2020.

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

Investments – non-cryptocurrency

During the year ended December 31, 2020, we received tokens from investments that were previously written down to -0- value. These tokens were immediately liquidated, and the total proceeds received from them was $247,392.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the year ended December 31, 2020 and the year ended December 31, 2019, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $-0- of marketing expenses for the year ended December 31, 2020, compared to $49,324 for year ended December 31, 2019.

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

NOTE 4 – INVESTMENTS, NON-CRYPTOCURRENCY:

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

The Company establishes processes and procedures to ensure that the valuation methodologies that are categorized within Level 3 are fair, consistent, and verifiable. Non-cryptocurrency investments are carried at cost which approximates fair value at December 31, 2018. The Company considers the length of its investments, of which a majority were made during the current year, as well as its comprehensive investment process which includes reviews of white papers, preparation of either short or long forms analysis that is reviewed by the Company’s internal investment committee, among other factors in determining fair value. At the time that the investments are tokenized and available on active market exchanges, the investments will be reclassified to investments in cryptocurrency.

In April 2019, Cosmos tokens (ATOMs) were issued and listed and sold through an exchange. The Company promptly liquidated these on April 28, 2019.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2019:

Level 3
Non- Cryptocurrency

Balance at December 31, 2018	$2,005
Transfers to investments in cryptocurrency	-
Purchases, sales, issuances, and settlement, net	-
Impairment	(2,005)
Balance at December 31, 2019	$-

These investments are included in assets held for sale at December 31, 2018.

NOTE 5 – IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

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

NOTE 6 – WARRANTS FOR COMMON STOCK

The warrants expire on the third anniversary of their issuance dates. The exercise price of the warrants is subject to adjustment from time to time, as provided therein, to prevent dilution of purchase rights granted thereunder. The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.

NOTE 7 – SUMMARY OF STOCK OPTIONS

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

During the year ended December 31, 2020, the Company issued 500,000 stock options to members of its board of directors, 1,250,00 stock options to employees, and 170,000 stock options to non-employees. No stock options were issued in 2019.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of December 31, 2020, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term
	of Shares	Price	(years)

Options outstanding, at December 31, 2018	1,401,612	$5.83
Options granted	-
Options cancelled	(1,055,263)
Options exercised
Options outstanding, at December 31, 2019	346,349	$5.83	8.4
Options granted	1,935,000	$1.10
Options cancelled	-
Options exercised	-
Options outstanding, at December 31, 2020	2,281,349	$2.26	5.25

The Company recognized $1,976,673 and $-0- of compensation expense related to stock options for the years ended December 31, 2020 and 2019, respectively

During the years ended December 31, 2020 and December 31, 2019 the Company did not grant any restricted stock awards.

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

The range of assumptions used for the year ended December 31, 2020 was as follows:

Year ended December 31, 2020
Ranges
Volatility	36 – 115%
Expected dividends	0%
Expected term (in years)	5 – 10 years
Risk-free rate	0.17 – 2.95%

Stock options issued to nonemployees are revalued at each vesting tranche and/or reporting date in accordance with ASC 505.

NOTE 8 – RELATED PARTY TRANSACTIONS

There were no related party transaction in 2020.

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

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, pursuant to which CoinTracking GmbH may provide a loan (the “CoinTracking Loan”) of up to $3,000,000 to CoinTracking, to be advanced to CoinTracking in one or more tranches, at such times and in such amounts as may be requested by CoinTracking from time to time, on or before the tenth anniversary of the Loan Agreement. The Company is deemed obligor of CoinTracking’s obligations under the Loan Agreement for United States Federal income tax purposes. Interest on the CoinTracking Loan will accrue at a rate per annum of the greater of (i) three percent (3%), or (ii) the interest rates published monthly by the United States Internal Revenue Service and in effect under section 1274(d) of the Internal Revenue Code in effect as of the date of issuance of any promissory note under the CoinTracking Loan, and will be payable quarterly. During the year ended December 31, 2018, pursuant to the Loan Agreement, CoinTracking GmbH advanced $1,500,000 to CoinTracking in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000, and $500,000, respectively, which is still outstanding as of December 31, 2018. The CoinTracking Note will mature on the second anniversary thereof. CoinTracking and CoinTracking GmbH are consolidated entities, as such, the loan and advances are intercompany transactions and are eliminated in consolidation. Subsequent to December 31, 2018, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sale proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. See “Note 17 - Subsequent Events” for additional details.

Effective May 14, 2018, Michael Poutre, former Chief Executive Officer, and director of the Company resigned from all of his then-current roles with the Company. Mr. Poutre remained a consultant until November 2018. In connection with Mr. Poutre’s resignation, the Company entered into a Separation and Consulting Agreement and General Mutual Release (the “Separation and Consulting Agreement”), which was executed on May 9, 2018 and approved by the Board of Directors on May 14, 2018. The Separation and Consulting Agreement was not effective until May 17, 2018, following the end of the revocation period. The Separation and Consulting Agreement provides that the Company pays Mr. Poutre a lump-sum cash payment of (i) his earned but unpaid base salary, (ii) his accrued but unpaid vacation time, and (iii) any outstanding requests for expense reimbursements that are approved pursuant to Company policy. Mr. Poutre served as a consultant of the Company for six months at a rate of $30,000 per month, payable in two separate tranches. The Separation and Consulting Agreement contains other standard provisions contained in agreements of this nature including non-disparagement and a general release of any and all claims. During 2018, the Company paid Mr. Poutre $90,000 of the $180,000 due in connection with his Separation and Consulting Agreement. Subsequent to December 31, 2018, the Company reached a settlement with Mr. Poutre, reducing the final amount due to $40,000 (see Note 14 – Subsequent Events).

NOTE 9 – BASIC AND DILUTED LOSS PER SHARE

The following is a reconciliation of the basic and diluted loss per share computations for the year ended December 31, 2020 and the period from Inception through December 31, 2019:

	Year ended December 31, 2020	Year ended December 31, 2019

Numerator for basic and diluted income per share:
Net loss from continuing operations attributable to the Company	(2,817,717)	$(1.808.622)

Discontinued operations:
Income/(loss) attributable to the Company	-	84,849
Net loss per share attributable to the Company	(2,817,717)	$(1,723,773)

Denominator for basic and diluted income per share:
Weighted average shares (basic)	21,401,204	21,219,382
Common stock equivalents	-	-
Weighted average shares (diluted)	21,401,204	21,219,382

Basic and diluted income (loss) per share:
Net loss from continuing operations attributable to the Company	(0.13)	$(0.09)
Net loss from discontinued operations attributable to the Company	-	(0.00)
Net loss attributable to the Company	(0.13)	$(0.09)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On November 1, 2018, the Company relocated its corporate office and entered into a month-to-month office agreement with Regus Management Group, LLC. Facility rent expense was $1,524 for the year ended December 31, 2020.

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

Note 11 – PROVISION FOR Income taxes

Income Tax – The components of the provision for income taxes are as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Current:
Federal	$-	$-
State	-	1,600
Total current	$-	$1,600

The following is a summary of the deferred tax assets:

	Year Ended December 31,
	2020	2019

Net operating loss carryforwards	$0	$3,011,000
Deferred tax asset	0	3,011,000
Valuation allowance	(0)	(3,011,000)
Net deferred tax asset	$-	$-

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

Note 12 - SUBSEQUENT EVENTS

Acquisition of Blockchain Training Alliance, Inc.

On March 24, 2021, the Company entered into a Stock Purchase Agreement (the “BTA SPA”) with Blockchain Training Alliance, Inc. (“BTA”) and its stockholders pursuant to which the Company will acquire all of the issued and outstanding stock of BTA (the “BTA Transaction”). The aggregate purchase price is $1,250,000, of which $600,000 will be delivered in cash at closing, $150,000 will be delivered through the issuance by the Company of a $150,000 promissory note that is payable on the twelve month anniversary of closing, and by the delivery of that number of shares of Company common stock valued at $500,000 divided by the lesser of 80% of the twenty day weighted average closing price for the Company’s common stock prior to closing or $10.00.

The BTA SPA contains customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the BTA SPA. The closing of the BTA Acquisition is subject to various closing conditions, including that BTA must obtain a 409A Valuation that results in an enterprise value of BTA within 10% of $1,250,000 and that BTA must be debt-free at or before closing. The parties may terminate the SPA if any of the closing conditions have not been satisfied or the transaction has not closed on or before April 30, 2021. There is no financing condition to our obligation to consummate the transaction.

Aedan Financial Corporation Asset Purchase Agreement

On March 24, 2021, the Company entered into an Asset Purchase Agreement (the “Aedan APA”) with Aedan Financial Corporation (“Aedan”) and Eric Fitzgerald pursuant to which the Company will acquire substantially all of the assets of Aedan (the “Aedan Transaction”). Mr. Fitzgerald is the majority stockholder of Aedan. The aggregate purchase price for the assets is $10,000,000, which will be paid through the delivery of: $100,000 in cash; 20,000 shares of restricted Company common stock; and that number of shares of Company common stock equal to $9,900,000 divided by the higher of 80% of the twenty day weighted average closing price for the Company’s common stock prior to closing or $5.00, whichever is higher.

The APA contains customary representations and warranties and covenants, including provisions for indemnification. The closing of the Aedan Acquisition is subject to various closing conditions, including that Aedan shall have re-launched its Aedan Safe application in the Android store and that certain defined milestones related to that application have been achieved. The APA may be terminated under certain circumstances, including by the Company if the closing conditions have not been achieved by April 30, 2021. There is no financing condition to our obligation to consummate the transaction.

Subsequent to December 31, 2020 we raised $825,000 from five accredited investors through the private placement of 550,000 common shares at $1.50 per shares along with a matching number of five year warrant exercisable at $0.50 per share.

