Form 10-Q
period 2021-03-31
Crypto Co
filed 2021-05-17
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021 the issuer had 21,659,030 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Our management cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events, and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$845,752	$26,326
Accounts receivable, net	1,400	3,900.00
Total current assets	847,152	30,226
TOTAL ASSETS	$847,152	$30,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,919,163	$1,933,281
Notes Payable	300,000	300,000
Total current liabilities	2,219,163	2,233,281
Convertible debt	125,000	125,000
Notes Payable - Other	85,857	67,592
TOTAL LIABILITIES	2,430,020	2,425,873

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,872,091 and 21,417,841 shares issued and outstanding, respectively	21,872	21,418
Additional paid-in-capital	31,631,203	30,665,823
Accumulated deficit	(33,235,943)	(33,082,888)
TOTAL STOCKHOLDERS’ EQUITY	(1,582,868)	(2,395,647)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$847,152	$30,226

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2021	March 31, 2020

Revenue:
Services	$1,400	$2,500

Total Revenue, net	$1,400	$2,500

Operating expenses:
Cost of services	-	-
General and administrative expenses	170,607	112,092
Share-based compensation - non-employee	140,835	-

Total Operating Expenses	311,442	112,092

Operating loss	(310,042)	(109,592)

Other income/(expense)	160,808	-
Interest expense	(3,822)	(26,752)

Loss before provision for income taxes	(153,056)	(136,344)

Provision for income taxes	-	-

Net Income (loss)	$(153,056)	$(136,344)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	21,840,822	21,400,591

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,172)	$-	$-	$(1,949,603)
Warrants issued in connection with Convertible Notes	-	-	22,500	-	-	-	22,500
Stock compensation expense in connection with issuance of options	-	-	-	-	-	-	-
Net loss	-	-	-	(136,344)	-	-	(136,344)
Balance, March 31, 2020	21,400,591	$21,401	$28,316,667	$(30,401,516)	$-	$-	$(2,063,447)

			Additional		Accumulated Other		Total
	Common stock		paid-in-	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	capital	Deficit	Income	Interest	Equity
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$-	$-	$(2,395,647)
Warrants issued in connection with Convertible Notes	-	-		-	-	-	-
Stock issued for cash at $2.00 per share, with warrants	412,500	413	824,588	-	-	-	825,000
Stock compensation expense in connection with issuance of common stock	41,750	42	140,793				140,835
Net loss	-	-	-	(153,056)	-	-	(153,056)
Balance, March 31, 2021	21,872,091	$21,872	$31,631,204	$(33,235,944)	$-	$-	$(1,582,868)

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net loss	$(153,056)	$(136,344)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	140,835	-
Financing costs associated with convertible debt	-	22,500
Change in operating assets and liabilities:
Accounts receivable	2,500	(2,500)
Prepaid expenses	-	0
Accounts payable and accrued expenses	(14,119)	97,961
Net cash used in operating activities	(23,839)	(18,383)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from loans payable	18,265	-
Proceeds from issuance of convertible notes	-	22,500
Proceeds from common stock issuance	825,000	-
Net cash provided by financing activities	843,265	22,500

Net (decrease) increase in cash and cash equivalents	819,426	4,117
Cash and cash equivalents at the beginning of the period	26,326	1,611
Cash and cash equivalents at the end of the period	$845,752	$5,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

THE CRYPTO COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this quarterly Report on Form 10-Q for the period ended March 31, 2021 (“Quarterly Report”) refer to The Crypto Company and, where appropriate, its wholly-owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); and Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”).

During the year ended December 31, 2020, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions,

The Company’s accounting year-end is December 31.

COVID-19

On March 11, 2020, the World Health Organization declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2020, and 2019.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at December 31, 2020, as presented in the Company’s Annual Report on Form 10-K filed on March 31, 2021 with the SEC.

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

Investments in cryptocurrency

Investments were comprised of several cryptocurrencies the Company owned, of which a majority was Bitcoin, that were actively traded on exchanges. During 2018, the Company sold most of its investments and during 2019 wrote-off the remainder of all those investments because there was no method to obtain liquidity for those investments. During the quarter ended March 31, 2021, one of those investments that had previously been written off became valuable and the Company liquidated the extent of its holdings at that time for cash proceeds of $160,808. The Company recorded this recovery as other income in its financial statements. As previously disclosed, the Company has ceased operations of its former cryptocurrency investment segment, and the Company liquidates newly issued/accessible assets from old investments as promptly as practicable for the sole purpose of winding down the Company’s legacy cryptocurrency investment segment.

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

As of March 31, 2021, the Company had written off the value of its investments in cryptocurrency.

Investments non-cryptocurrency

The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of March 31, 2021, and December 31, 2020 the Company had written off its investments in non-cryptocurrency.

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

As of March 31, 2021, we are subject to federal taxation in the U.S, as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the quarter ended March 31, 2021, the Company’s main source of revenue was consulting and development services for one customer. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

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

Share-based compensation

In accordance with ASC No. 718, Compensation-Stock Compensation, the Company measures the compensation costs of share-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options.

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

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three month period ended March 31, 2021, and 2020, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – NOTE PAYABLE

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000, and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of March 31, 2021, with a due date of March 31, 2022 which due date was extended from the prior due date of March 31, 2021 pursuant to an amendment dated December 28, 2018. The Note bears interest at 3%, which is payable monthly, in arrears. All payments shall be applied first to all accrued and unpaid interest and second to the outstanding principal balance, as applicable.

Interest expense was $2,250 for the three month period ended March 31, 2021, and March 31, 2020, respectively.

●	On May 8, 2020, the Company entered into a promissory note (the “Promissory Note”) with First Bank, a Missouri banking corporation, which provides for a loan of $53,492 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Company anticipates this loan will be forgiven.

●	On June 10, 2020, the Company received a loan from the Small Business Administration of $12,100 (the 2020 “SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

●	On February 2, 2021, the Registrant received a loan from the Small Business Administration of $18,265 (the “2021 SBA Loan”). The 2021 SBA Loan bears interest at 1% per annum and is payable over 5 years with all payments of principal and interest deferred for the first 10 months.

NOTE 5 – CONVERTIBLE NOTES

The balance of Convertible Notes was $125,000 as of March 31, 2021 and December 31, 2020.

In June 2020, the Company issued Convertible Notes (“June 2020 Notes”) to an accredited investors for an aggregate amount of $5,000. The June 2020 Notes mature in June 2025, unless earlier converted. The June 2020 Notes bear interest at a rate of 5% per year. The June 2020 Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the June 2020 Notes will have the option to convert the June 2020 Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The June 2020 Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the June 2020 Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

In April 2020, the Company issued three Convertible Notes (“April 2020 Notes”) to three accredited investors for an aggregate amount of $22,500. The April 2020 Notes mature in April 2025, unless earlier converted. The April 2020 Notes bear interest at a rate of 5% per year. The April 2020 Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the April 2020 Notes will have the option to convert the April 2020 Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The April 2020 Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the April 2020 Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

In February 2020, the Company issued three Convertible Notes (“February 2020 Notes”) to three accredited investors for an aggregate amount of $22,500. The February 2020 Notes mature in February 2025, unless earlier converted. The February 2020 Notes bear interest at a rate of 5% per year. The February 2020 Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the February 2020 Notes will have the option to convert the February 2020 Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The February 2020 Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the February 2020 Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

Interest expense for Convertible Notes was $1,541 for the three months ended March 31, 2021, compared to $1,088 for three month period ended March 31, 2020, respectively.

NOTE 6 – WARRANTS FOR COMMON STOCK

As of March 31, 2021, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants

September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2020	Common Shares	February 28, 2026	$0.50	412,500

The exercise price of the warrants is subject to adjustment from time to time, as provided therein, to prevent dilution of purchase rights granted thereunder. The warrants are considered indexed to the Company’s own stock and therefore no subsequent remeasurement is required.

NOTE 7 - SUMMARY OF STOCK OPTIONS

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

During the three month period ended March 31, 2021, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of March 31, 2021, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, at December 31, 2020	2,281,429	$2.26	5.25	5,155,003
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, at March 31, 2021	2,281,429	$2.26	5.00	$5,155,003
Exercisable	2,281,429	$2.26	5.00	$5,155,003
Vested and exercisable and expected to vest, end of the period	2,281,429	$2.26	5.00	$5,155,003

The Company recognized $-0- for share-based compensation related to stock options for the three month period ended March 31, 2021.

There were no options exercised for the three months ended March 31, 2021.

The Company did not grant any restricted stock awards during the three month period ended March 31, 2021.

As of March 31, 2021, there was $-0- of unrecognized compensation costs related to stock options issued to employees and nonemployees.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Facility rent expense was $-0- for the three months ended March 31, 2021, and $837 for the three months ended March 31, 2020, respectively.

NOTE 9 – SUBSEQUENT EVENTS

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020, the Company entered into a Stock Purchase  Agreement (the “SPA”) effective as of March 24, 2021 with Blockchain Training Alliance, Inc (“BTA”) and its stockholders. On April 8, 2021, the Company completed the acquisition of all of the issued and outstanding stock of BTA and BTA became a wholly owned subsidiary of the Company. At the closing the Company delivered to the sellers a total of $600,000 in cash, promissory notes in the total principal amount of $150,000 bearing 1% interest per annum, and an aggregate of 201,439 shares of Company common stock in accordance with the terms of the SPA. BTA is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as to the general understanding of blockchain to corporate and individual clients.

Subsequent to March 31, 2021 the Company generated $630,000 in proceed from sale of tokens that were previously written off as described throughout this Report.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical consolidated financial information, the following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC, including Part I, Item 1A. “Risk Factors” of the 2020 Annual Report.

Overview of Our Business

We are engaged in the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses through these consulting operations. We have disposed of our entire ownership interest in CoinTracking GmbH and also divested all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which has ceased operations.

During the quarter ending March 31, 2021 the Company received digital tokens as a result of an investment the Company made in 2018. That investment was previously written off for accounting purposes because at that point, there was no expectation of realizable value. The Company believes that these tokens, as of the date of this report, are worth between $200,000 and $450,000. Due to the ongoing volatility and illiquidity in the marketplace, there can be no assurance the Company can realize cash proceeds from the sale of the tokens it holds. The Company is only selling the tokens that it received as a result of the aforementioned investment and is not making any new purchases of this token. The intention is not to speculate on these tokens, but to maximize the value for its shareholders. The Company believes it cannot immediately liquidate its position without adversely impacting the market value of its tokens.

Comparison of the three months ended March 31, 2021, and the three months March 31, 2020

Revenue

Revenues for the three months ended March 31, 2021 and March 31, 2020, were $1400 and $2,500, respectively. Revenue consisted of fees received for blockchain training, consulting, and software development.

General and administrative expenses

For the three months ended March 31, 2021, our general and administrative expenses were $311,442, a decrease of $199,330 compared to $112,092 for the period ended March 31, 2020. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses, and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Share-based compensation was $140,835 and $-0- for the three months ended March 31, 2021 and March 31, 2020, respectively.

Liquidity and Capital Resources

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three months ended
	March 31,
	2021	2020

Net cash used in operating activities	$(23,839)	$(18,383)
Net cash used in investing activities	-	-
Net cash provided by financing activities	843,265	22.500
Net increase in cash and cash equivalents	$819,752	$4,117

Operating Activities

Net cash used in operating activities was $23,839 for the three months ended March 31, 2021, and $18,383 for the three months ended March 31, 2020. The increase in net cash used in operating activities was primarily due to an increase in our general and administrative expenses from $170,607 for the three months ended March 31, 2021, compared to $112,092 for the three months ended March 31, 2020.

Investing Activities

Net cash from investing activities for the three months ended March 31, 2021, and 2020 was $-0-.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2021, was $843,265, compared to $22,500 for the three months ended March 31, 2020. The increase in net cash from financing activities was mainly due to proceeds for the sale of the Company’s common stock during the three months ended March 31, 2021.

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

Other than as discussed elsewhere in this Quarterly Report and our 2020 Annual Report, we are not aware of any trends, events, or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2020 Annual Report.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about April 8, 2021 the Company issued 201,439 shares of Company common stock upon the closing of the BTA acquisition. The shares were a component of the consideration paid by the Company to acquire BTA. These shares of Company common stock were offered and sold in a private transaction in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During 2021 the Company hired qualified consultants familiar with public company reporting to supplement our management team.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 17, 2021	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

