Form 10-Q
period 2021-06-30
Crypto Co
filed 2021-08-16
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2021 the issuer had 22,182,388 shares of common stock, par value $0.001 per share, outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto”, the “Company”, “we”, “us” and “our” in this Quarterly Report refer to The Crypto Company, a Nevada corporation, and, where appropriate, its wholly-owned subsidiaries, Crypto Sub, Inc., a Nevada corporation; CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”), and Blockchain Training Alliance, Inc. (“BTA”).

PART I. FINANCIAL INFORMATION

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$542,325	$26,326
Accounts receivable, net	-	3,900
Total current assets	542,325	30,226
Goodwill	1,079,566	-
Intangible assets	247,400	-
TOTAL ASSETS	$1,869,291	$30,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,794,920	$1,933,281
Notes Payable	450,000	300,000
Total current liabilities	2,244,920	2,233,281
Convertible debt	125,000	125,000
Notes Payable - Other	85,857	67,592
TOTAL LIABILITIES	2,455,777	2,425,873

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 22,182,388 and 21,417,841 shares issued and outstanding, respectively	22,182	21,418
Additional paid-in-capital	32,427,969	30,665,823
Accumulated deficit	(33,036,637)	(33,082,888)
TOTAL STOCKHOLDERS’ EQUITY	(586,486)	(2,395,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,869,291	$30,226

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue:
Services	$109,745	$-	$111,145	$2,500

Total Revenue, net	109,745	-	111,145	2,500

Operating expenses:
Cost of services	-	-	-	-
General and administrative expenses	533,960	191,274	656,369	303,367
Amortization	22,491	-	22,491	-
Share-based compensation - employee	2,470	1,801,655	2,470	1,801,655
Share-based compensation - non-employee	190,289	175,018	331,124	175,018

Total Operating Expenses	(749,209)	2,167,947	1,012,454	2,280,040

Operating loss	(639,464)	(2,167,947)	(901,309)	(2,277,540)

Other income/(expense)	794,700	-	955,508	-
Interest expense	(4,127)	(34,331)	(7,949)	(61,083)

Loss before provision for income taxes	151,108	(2,202,278)	46,250	(2,338,623)

Provision for income taxes	-	-	-	-
Net income(loss)	$151,108	$(2,202,278)	$46,250	$(2,338,623)

Net income (loss) per share	$0.01	$(0.10)	$0.00	$(0.11)
Weighted average common shares outstanding – basic and diluted	22,136,852	21,400,591	21,989,445	21,400,591

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2021 and 2020

	Common stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,172)	$(1,949,603)
Warrants issued in connection with Convertible Notes	-	-	50,000	-	50,000
Stock compensation expense in connection with issuance of options	-	-	1,976,673	-	1,976,673
Net loss	-	-	-	(2,338,623)	(2,338,623)
Balance, June 30, 2020	21,400,591	$21,401	$30,320,840	$(32,603,795)	$(2,261,553)

	Common stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$(2,395,647)
Stock issued in connection with Warrant Exercise	41,858	42	20,887	-	20,929
Stock issued for cash at $2.00 per share	412,500	413	824,588	-	825,000
Stock compensation expense in connection with issuance of common stock	108,750	109	312,556		312,665
Stock issued for acquisition of BTA	201,439	201	604,116		604,317
Net loss	-	-	-	46,250	46,250
Balance, June 30, 2021	22,182,388	$22,183	$32,427,970	$(33,036,638)	$(586,486)

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net income (loss)	$46,250	$(2,338,623)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	22,491	-
Share-based compensation	333,594	1,976,673
Financing costs associated with convertible debt	-	50,000
Issuance of common stock for acquisition	604,317
Change in operating assets and liabilities:
Accounts receivable	3,900	-
Accounts payable and accrued expenses	(138,361)	275,564
Income taxes payable	-	(1,310)
Net cash used in operating activities	872,191	(37,696)

Purchase of BTA subsidiary	(1,349,457)	-
Net cash used in investing activities	(1,349,457)	-

Cash flows from financing activities:
Proceeds from loans payable	18,265	-
Proceeds from issuance of convertible notes	-	50,000
Proceeds from issuance of notes payable	150,000	-
Proceeds from common stock issuance	825,000	-
Net cash provided by financing activities	993,265	50,000

Net (decrease) increase in cash and cash equivalents	515,999	12,304
Cash and cash equivalents at the beginning of the period	26,326	1,611
Cash and cash equivalents at the end of the period	$542,325	$13,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

THE CRYPTO COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

The Crypto Company was incorporated in the State of Nevada on March 9, 2017 (“Inception”). The Company is engaged in the business of providing consulting, training, and educational and related services for distributed ledger technologies (“blockchain”), for individual clients, enterprises for general blockchain education,as well as for the building of technological infrastructure and enterprise blockchain technology solutions. The Company currently generates revenues and incurs expenses solely through these consulting and related operations.

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this quarterly Report on Form 10-Q for the period ended June 30, 2021 (“Quarterly Report”) refer to The Crypto Company and, where appropriate, its wholly-owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”) and Blockchain Training Alliance, Inc. (“BTA”).

The Company entered into a Stock Purchase Agreement (the “SPA”) effective as of March 24, 2021 with BTA) and its stockholders. On April 8, 2021, the Company completed the acquisition of all of the issued and outstanding stock of BTA and BTA became a wholly owned subsidiary of the Company. At the closing the Company delivered to the sellers a total of $600,000 in cash, promissory notes in the total principal amount of $150,000 bearing 1% interest per annum, and an aggregate of 201,439 shares of Company common stock in accordance with the terms of the SPA. As a result of this acquisition, the operations of BTA became consolidated with Company operations on April 8, 2021.

BTA is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as to the general understanding of blockchain to corporate and individual clients.

The Company’s accounting year-end is December 31.

COVID-19

On March 11, 2020, the World Health Organization declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic has, in general, had a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued various policies intended to stop or slow the further spread of the disease.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements on December 31, 2020, and 2019.

The Company prepares its consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

Basis of Presentation and Principles of Consolidation

Use of estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the valuation allowances of deferred taxes, and share-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

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

Investments in cryptocurrency

Investments were comprised of several cryptocurrencies the Company owned, of which a majority was Bitcoin, that were actively traded on exchanges. During 2018, the Company sold most of its investments and during 2019 wrote-off the remainder of all those investments because there was no method to obtain liquidity for those investments. During the six-month period ended June 30, 2021, two of those investments that had previously been written off became valuable and the Company liquidated the extent of its holdings at that time for cash proceeds of $946,162. The Company recorded this recovery as other income in its financial statements. As previously disclosed, the Company has ceased operations of its former cryptocurrency investment segment, and the Company liquidates newly issued/accessible assets from old investments as promptly as practicable for the sole purpose of winding down the Company’s legacy cryptocurrency investment segment.

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

As of June 30, 2021, the Company had written off the value of its investments in cryptocurrency.

Investments non-cryptocurrency

The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of June 30, 2021, and December 31, 2020 the Company had written off its investments in non-cryptocurrency.

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

As of June 30, 2021, we are subject to federal taxation in the U.S, as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the quarter ended June 30, 2021, the Company’s main source of revenue was consulting and development services numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

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

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the six month period ended June 30, 2021, and 2020, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 -GOODWILL AND INTANGIBLE ASSETS

The Company entered into a Stock Purchase Agreement (the “SPA”) effective as of March 24, 2021 with BTA) and its stockholders. On April 8, 2021, the Company completed the acquisition of all of the issued and outstanding stock of BTA and BTA became a wholly owned subsidiary of the Company. At the closing the Company delivered to the sellers a total of $600,000 in cash, promissory notes in the total principal amount of $150,000 bearing 1% interest per annum, and an aggregate of 201,439 shares of Company common stock valued at $604,317 in accordance with the terms of the SPA. Additionally, the Company acquired $4,860 in cash at BTA.

As a result of the foregoing the Company initially recorded goodwill of $1,349,457. The Company has estimated that approximately 20% of the goodwill relates to amortizable intangibles amortized over a three year period. The Company intends to conduct a valuation study on the acquisition prior to year end and will adjust its intangible assets pursuant to the final valuation report.

During the three months ended June 30, 2021 the Company recorded $22,491 in amortization expense.

NOTE 5 – NOTE PAYABLE

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (the “CoinTracking Note”) in the amounts of $300,000, $700,000, and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of June 30, 2021, with a due date of March 31, 2022 which due date was extended from the prior due date of March 31, 2021 pursuant to an amendment dated December 28, 2018. The CoinTracking Note bears interest at 3%, which is payable monthly, in arrears. All payments shall be applied first to all accrued and unpaid interest and second to the outstanding principal balance, as applicable.

Interest expense was $2,600 and $4,850 for the three and six months ended June 30, 2021, respectively, compared to $2,250 and $4,500, respectively during the same three month and six-month period ended June 30, 2020.

●	On May 8, 2020, the Company entered into a promissory note (the “PPP Note”) with First Bank, a Missouri banking corporation, which provides for a loan of $53,492 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This note was subsequently forgiven. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP Note contains events of default and other provisions customary for a loan of this type. The Company anticipates this loan will be forgiven.

●	On June 10, 2020, the Company received a loan from the Small Business Administration of $12,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

●

On February 2, 2021, the Company received a loan from the Small Business Administration of $18,265 (the “2021 SBA Loan”). The 2021 SBA Loan bears interest at 1% per annum and is payable over 5 years with all payments of principal and interest deferred for the first 10 months.

●	In connection with the BTA acquisition, on April 7, 2021, the Company delivered a promissory note (the “Promissory Notes”) to each of the former stockholders of BTA, with the aggregate principal amount of the Promissory Notes being $150,000. The Promissory Notes each have a one-year term and bear interest at a rate of 1.0% per annum. Principal and interest payments are due on the twelve-month anniversary of the issuance of the Promissory Notes, unless earlier paid or accelerated under the terms of the notes. The Promissory Notes contains events of default and other provisions customary for a loan of this type.

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of June 30, 2021 and December 31, 2020.

In June 2020, the Company issued Convertible Notes (“June 2020 Notes”) to an accredited investor for an aggregate amount of $5,000. The June 2020 Notes mature in June 2025, unless earlier converted. The June 2020 Notes bear interest at a rate of 5% per year. The June 2020 Notes will automatically convert into shares of common stock on the earlier to occur of a) a qualified equity financing, with the conversion price equal to 50% of the common stock price paid by the purchasers of the equity, or b) on the maturity date, at a price per share equal to the fair market value of the Company’s common stock on that date. If a change in control occurs before either of the automatic conversion events, the holders of the June 2020 Notes will have the option to convert the June 2020 Notes at a price per share equal to the fair market value of the common stock at the time of such conversion. The Company can prepay the principal and interest, in cash, at any time without any premium or penalty. The June 2020 Notes have no voting rights, do not participate in dividends, and are unsecured. The Company believes it is more likely than not that the June 2020 Notes will not be automatically converted in connection with a qualified equity financing prior to either prepayment or automatic conversion on maturity.

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

Interest expense for Convertible Notes was $1,558 and $3,099 for the three and six months ended June 30, 2021, respectively, compared to $1,527 and $2,633, respectively during the same three month and six-month period ended June 30, 2020.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of June 30, 2021, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants

September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500

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

During the six-month period ended June 30, 2021, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of June 30, 2021, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, on December 31, 2020	2,281,429	$2.26	5.25	5,155,003
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on June 30, 2021	2,281,429	$2.26	4.75	$5,155,003
Exercisable	2,281,429	$2.26	4.75	$5,155,003
Vested and exercisable and expected to vest, end of the period	2,281,429	$2.26	4.75	$5,155,003

The Company recognized $-0- for share-based compensation related to stock options for the six month period ended June 30, 2021.

There were no options exercised for the six months ended June 30, 2021.

The Company granted 108,750 shares of restricted stock during the six-month period ended June 30, 2021.

As of June 30, 2021, there was $-0- of unrecognized compensation costs related to stock options issued to employees and nonemployees.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $-0- for the six months ended June 30, 2021, and $837 for the six months ended June 30, 2020, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On May 8, 2020, the Company entered into a promissory note (the “Promissory Note”) with First Bank, a Missouri banking corporation, which provides for a loan of $53,492 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On July 28, 2021 the Small Business Administration (SBA) approved the Forgiveness of the loan. The loan is considered paid in full and closed.

On July 20, 2021, the “Company” terminated the Asset Purchase Agreement (the “APA”) entered into on March 24, 2021 by the Company, Aedan Financial Corporation and Eric Fitzgerald. Pursuant to the APA the Company would have acquired substantially all of the assets of Aedan Financial Corporation. The APA was terminated because the requisite closing conditions were not timely satisfied or waived.

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

Overview of Our Business

We are engaged in the business of providing consulting, training, and educational services for distributed ledger technologies (“blockchain”), for individual clients, enterprises for general blockchain education, as well as for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses through these consulting and educational operations. We have disposed of our entire ownership interest in CoinTracking GmbH and also divested all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which has ceased operations.

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

During the six months ending June 30, 2021, the Company received digital tokens as a result of an investment the Company made in 2018. That investment was previously written off for accounting purposes because at that point, there was no expectation of realizable value. The Company believes that these tokens, as of the date of this report, are worth between $200,000 and $450,000. Due to the ongoing volatility and illiquidity in the marketplace, there can be no assurance the Company can realize cash proceeds from the sale of the tokens it holds. The Company is only selling the tokens that it received as a result of the aforementioned investment and is not making any new purchases of this token. The intention is not to speculate on these tokens, but to maximize the value for its shareholders. The Company believes it cannot immediately liquidate its position without adversely impacting the market value of its tokens.

Comparison of the three months ended June 30, 2021, and the three months June 30, 2020

Revenue

Revenues for the three months ended June 30, 2021, and June 30, 2020, were $109,745 and $-0-, respectively. Revenue consisted of fees received for blockchain training, consulting, and software development generated by the Company’s BTA subsidiary.

General and administrative expenses

For the three months ended June 30, 2021, our general and administrative expenses were $556,450, an increase of $342,686 compared to $191,274 for the period ended June 30, 2020. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. A significant portion of the increase in expense is attributable to the BTA acquisition.

Amortization expense was $22,491 and $-0- for the three months ended June 30, 2021, and June 30, 2020, respectively.

Share-based compensation was $192,759 and $1,976,673 for the three months ended June 30, 2021, and June 30, 2020, respectively.

Other income(expense)

During the three months ended June 30, 2021, other income was $794,700 compared to $-0- during the three months ended June 30, 2020. The increase is attributable to cryptocurrency investments that had previously been written off became valuable and the Company liquidated the extent of its holdings at that time for cash proceeds of $794,700.

Comparison of the six months ended June 30, 2021, and the six months June 30, 2020

Revenue

Revenues for the six months ended June 30, 2021, and June 30, 2020, were $111,145 and $2,500, respectively. Revenue consisted of fees received for blockchain training, consulting, and software development. Revenue consisted of fees received for blockchain training, consulting, and software development generated by the Company’s BTA subsidiary.

General and administrative expenses

For the six months ended June 30, 2021, our general and administrative expenses were $656,369, an increase of $353,002 compared to $303,367 for the period ended June 30, 2020. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $22,491 and $-0- for the six months ended June 30, 2021, and June 30, 2020, respectively.

Share-based compensation was $333,594 and $1,976,673 for the six months ended June 30, 2021, and June 30, 2020, respectively.

Other income(expense)

During the six months ended June 30, 2021, other income was $955,508 compared to $-0- during the six months ended June 30, 2020. The increase is attributable to cryptocurrency investments that had previously been written off became valuable and the Company liquidated the extent of its holdings at that time for cash proceeds of $946,162.

Liquidity and Capital Resources

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three months ended
	June 30,
	2021	2020

Net cash provided by (used in) operating activities	$872,191	$(37,696)
Net cash used in investing activities	(1,349,457)	-
Net cash provided by financing activities	993,265	50,000
Net increase in cash and cash equivalents	$515,999	$12,304

Operating Activities

Net cash provided by operating activities was $872,191 for the six months ended June 30, 2021, compared to net cash used of $37,696 for the six months ended June 30, 2020. The increase in net cash provided by operating activities was primarily due to an increase in net operating gain of approximately $400,000 for the six months ended June 30, 2021, compared to net operating loss of approximately $300,000 for the six months ended June 30, 2020.

Investing Activities

Net cash used in investing activities was 1,349,457 for the six months ended June 30, 2021, compared to $-0-for the six months ended June 30,2020.

Financing Activities

Net cash from financing activities for the six months ended June 30, 2021, was $993,365, compared to $50,000 for the six months ended June 30, 2020. The increase in net cash from financing activities was mainly due to proceeds for the sale of the Company’s common stock during the six months ended June 30, 2021.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 16, 2021	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

