Form 10-Q
period 2021-09-30
Crypto Co
filed 2021-11-01
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021 the issuer had 22,126,793 shares of common stock, par value $0.001 per share, outstanding

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,864	$26,326
Accounts receivable, net	-	3,900
Prepaid expenses	123,113	-
Total current assets	287,977	30,226
Goodwill	699,457	-
Intangible assets	627,509	-
TOTAL ASSETS	$1,614,943	$30,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,775,153	$1,933,281
Notes Payable	450,000	300,000
Total current liabilities	2,225,153	2,233,281
Convertible debt	125,000	125,000
Notes Payable - Other	32,365	67,592
TOTAL LIABILITIES	2,382,518	2,425,873

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 22,182,388 and 21,417,841 shares issued and outstanding, respectively	22,127	21,418
Additional paid-in-capital	32,525,412	30,665,823
Accumulated deficit	(33,315,114)	(33,082,888)
TOTAL STOCKHOLDERS’ EQUITY	(767,575)	(2,395,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,614,943	$30,226

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue:
Services	$109,252	$8,000	$220,397	$10,500
Total Revenue, net	$109,252	$8,000	$220,397	$10,500

Operating expenses:
General and administrative expenses	421,974	234,186	1,078,343	537,552
Amortization	-	-	22,491	-
Share-based compensation - employee	10,187	-	12,657	175,018
Share-based compensation - non-employee	87,200	-	418,324	1,801,655

Total Operating Expenses	519,361	234,186	1,531,815	2,514,225

Operating loss	(410,109)	(226,186)	(1,311,418)	(2,503,725)

Other income/(expense)	135,842	257,094	1,091,350	257,094
Interest expense	(4,209)	(3,096)	(12,158)	(64,179)
Income (loss) before provision for income taxes	(278,476)	27,812	(232,226)	(2,310,810)
Provision for income taxes	-	-	-	-
Net income(loss)	(278,476)	27,812	(232,226)	(2,310,810)

Net income (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.11)
Weighted average common shares outstanding – basic and diluted	22,104,224	21,219,382	22,028,125	21,215,058

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2021 and 2020

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, June 30, 2020	21,400,591	$21,401	$30,320,840	$(32,603,795)	$(2,261,553)
Net Income (loss)	-	-	-	27,812	27,812
Balance, September 30, 2020	21,400,591	$21,401	$30,320,840	$(32,575,982)	$(2,233,741)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, June 30, 2021	22,182,388	$22,183	$32,427,970	$(33,036,638)	$(586,486)
Stock compensation expense in connection with the issuance of common stock	44,405	44	97,343	-	97,387
Cancellation of shares	(100,000)	(100)	100	-	-
Net Income (loss)	-	-	-	(278,476)	(278,476)
Balance, September 30, 2021	22,126,793	$22,127	$32,525,413	$(33,315,114)	$(767,575)

For the Nine Months Ended September 30, 2021 and 2020

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,172)	$(1,949,603)
Warrants issued in connection with Convertible Notes	-	-	50,000	-	50,000
Stock compensation expense in connection with issuance of options	-	-	1,976,673	-	1,976,673
Net loss	-	-	-	(2,310,810)	(2,310,810)
Balance, September 30, 2020	21,400,591	$21,401	$30,320,840	$(32,575,982)	$(2,233,741)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$(2,395,647)
Stock issued in connection with Warrant Exercise	41,858	42	20,887	-	20,929
Stock issued for cash at $2.00 per share, with warrants	412,500	413	824,588	-	825,000
Stock compensation expense in connection with the issuance of common stock	153,155	153	409,899		410,052
Stock issued for acquisition of BTA	201,439	201	604,116		604,317
Cancellation of shares	(100,000)	(100)	100	-	-
Net loss	-	-	-	(232,226)	(232,226)
Balance, September 30, 2021	22,126,793	$22,127	$32,525,413	$(33,315,114)	$(767,575)

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net income (loss)	$(232,226)	$(2,310,810)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	22,491	-
Share-based compensation	430,981	1,976,673
Gain on the sale of cryptocurrency		(208,964)
Gain on the sale of equipment		(971)
Financing costs associated with convertible debt	-	50,000
Issuance of common stock for acquisition	604,317	-
Gain on the forgiveness of debts	(53,493)	-
Change in operating assets and liabilities:
Accounts receivable	3,900	-
Prepaid expenses	(123,113)	-
Accounts payable and accrued expenses	(158,128)	280,876
Income taxes payable	-	(1,600)
Net cash used in operating activities	494,730	(214,796)

Cash flows from investing activities:
Purchase of BTA subsidiary	(1,349,457)	-
Proceeds from sales of equipment	-	971
Proceeds from sales of cryptocurrency	-	208,964
Net cash used in investing activities	(1,349,457)	209,935

Cash flows from financing activities:
Proceeds from loans payable	18,265	67,592
Proceeds from issuance of convertible notes	-	50,000
Proceeds from issuance of notes payable	150,000	-
Proceeds from common stock issuance	825,000	-
Net cash provided by financing activities	993,265	117,592

Net (decrease) increase in cash and cash equivalents	138,538	112,731
Cash and cash equivalents at the beginning of the period	26,326	1,611
Cash and cash equivalents at the end of the period	$164,864	$114,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

THE CRYPTO COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

The Crypto Company was incorporated in the State of Nevada on March 9, 2017. The Company is engaged in the business of providing consulting, training, and educational and related services for distributed ledger technologies (“blockchain”), for corporate and individual clients, enterprises for general blockchain education, as well as for the building of technological infrastructure and enterprise blockchain technology solutions. The Company currently generates revenues and incurs expenses solely through these consulting and related operations.

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in this quarterly Report on Form 10-Q for the period ended September 30, 2021 (“Quarterly Report”) refer to The Crypto Company and, where appropriate, its wholly-owned subsidiaries, Crypto Sub, Inc., a Nevada corporation (“Crypto Sub”); CoinTracking, LLC, a Nevada limited liability company (“CoinTracking”); Malibu Blockchain, LLC, a Nevada limited liability company (“Malibu Blockchain”) and Blockchain Training Alliance, Inc. (“BTA”).

The Company entered into a Stock Purchase Agreement (the “SPA”) effective as of March 24, 2021 with BTA and its stockholders. On April 8, 2021, the Company completed the acquisition of all of the issued and outstanding stock of BTA and BTA became a wholly-owned subsidiary of the Company. As a result of this acquisition, the operations of BTA became consolidated with Company operations on April 8, 2021.

BTA is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as to the general understanding of blockchain to corporate and individual clients.

The Company’s accounting year-end is December 31.

COVID-19

On March 11, 2020, the World Health Organization declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic has, in general, had a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have, at times, issued various policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S.’s response to the pandemic has caused economic volatility since the pandemic’s outbreak. There are no recent comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

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

Investments in cryptocurrency

Investments were comprised of several cryptocurrencies the Company owned, of which a majority was Bitcoin, that were actively traded on exchanges. During 2018, the Company sold most of its investments and during 2019 wrote-off the remainder of all those investments because there was no method to obtain liquidity for those investments. During the nine-month period ended September 30, 2021, two of those investments that had previously been written off became valuable and the Company liquidated the extent of its holdings at that time for cash proceeds of $946,162. The Company recorded this recovery as other income in its financial statements. As previously disclosed, the Company has ceased operations of its former cryptocurrency investment segment, and the Company liquidates newly issued/accessible assets from old investments as promptly as practicable for the sole purpose of winding down the Company’s legacy cryptocurrency investment segment.

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

As of September 30, 2021, the Company had written off the value of its investments in cryptocurrency.

Investments non-cryptocurrency

The Company has historically invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of September 30, 2021, and December 31, 2020 the Company had written-off its investments in non-cryptocurrency.

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

As of September 30, 2021, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the quarter ended September 30, 2021, the Company’s main source of revenue was consulting and education services numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

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

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the nine-month period ended September 30, 2021, and 2020, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 -GOODWILL AND INTANGIBLE ASSETS

The Company entered into a Stock Purchase Agreement (the “SPA”) effective as of March 24, 2021 with BTA and its stockholders. On April 8, 2021, the Company completed the acquisition of all of the issued and outstanding stock of BTA and BTA became a wholly owned subsidiary of the Company. At the closing the Company delivered to the sellers a total of $600,000 in cash, promissory notes in the total principal amount of $150,000 bearing 1% interest per annum, and an aggregate of 201,439 shares of Company common stock valued at $604,317 in accordance with the terms of the SPA. Additionally, the Company acquired $4,860 in cash at BTA.

As a result of the foregoing the Company initially recorded goodwill of $1,349,457. The Company conducted a valuation study on the acquisition of BTA. The final valuation report determined the amount goodwill to be $699,457 and the remaining $650,000 of the goodwill relates to amortizable intangibles amortized over a fifteen-year period, or approximately $54,166 per year.

During the nine months ended September 30, 2021 the Company recorded $22,491 in amortization expense.

NOTE 5 – NOTE PAYABLE

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (collectively, the “CoinTracking Note”) in the amounts of $300,000, $700,000, and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of September 30, 2021, with a due date of March 31, 2022 which due date was extended from the prior due date of March 31, 2021 pursuant to an amendment dated December 28, 2018. The CoinTracking Note bears interest at 3%, which is payable monthly, in arrears. All payments shall be applied first to all accrued and unpaid interest and second to the outstanding principal balance, as applicable.

Interest expense was $4,209 and $12,158 for the three and nine-month period ended September 30, 2021, respectively, compared to $3,096 and $64,179, respectively during the same three month and nine-month period ended September 30, 2020.

●	On May 8, 2020, the Company entered into a promissory note (the “PPP Note”) with First Bank, a Missouri banking corporation, which provides for a loan of $53,492 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was subsequently forgiven on July 28, 2021..

●	On June 10, 2020, the Company received a loan from the Small Business Administration of $12,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

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

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of September 30, 2021 and December 31, 2020.

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

Interest expense for Convertible Notes was $1,575 and $4,675 for the three and nine months ended September 30, 2021, respectively, compared to $1,575 and $4,239, respectively during the same three month and nine-month period ended September 30, 2020.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of September 30, 2021, outstanding warrants to purchase shares of the Company’s common stock were as follows:

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

During the nine-month period ended September 30, 2021, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of September 30, 2021, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, on December 31, 2020	2,281,429	$2.26	4.5	5,155,003
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on September 30, 2021	2,281,429	$2.26	4.5	$5,155,003
Exercisable	2,281,429	$2.26	4.5	$5,155,003
Vested and exercisable and expected to vest, end of the period	2,281,429	$2.26	4.5	$5,155,003

The Company recognized $-0- for share-based compensation related to stock options for the nine month period ended September 30, 2021.

There were no options exercised for the nine months ended September 30, 2021.

The Company granted 108,750 shares of restricted stock during the nine-month period ended September 30, 2021.

As of September 30, 2021, there was $-0- of unrecognized compensation costs related to stock options issued to employees and nonemployees.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $-0- for the nine months ended September 30, 2021, and $1,891 for the nine months ended September 30, 2020, respectively.

NOTE 10 – SUBSEQUENT EVENTS

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

Overview of Our Business

We are engaged in the business of providing consulting, training, and educational services for distributed ledger technologies (“blockchain”), for individual and corporate clients, enterprises for general blockchain education, as well as for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses through these consulting and educational operations. We have disposed of our entire ownership interest in CoinTracking GmbH and also divested all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which has ceased operations.

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

During the third quarter of 2021 the Company terminated the Asset Purchase Agreement it had entered into to acquire various assets of Aedan Financial Corporation. However, the Company from time to time expects to continue to seek and attempt to execute upon strategic acquisitions and relationships to continue to grow and enhance its service offerings and overall business operations.

During the nine months ending September 30, 2021, the Company received digital tokens as a result of an investment the Company made in 2018. That investment was previously written off for accounting purposes because at that point, there was no expectation of realizable value. The Company believes that these tokens, as of the date of this report, are worth between $200,000 and $450,000. Due to the ongoing volatility and illiquidity in the marketplace, there can be no assurance the Company can realize cash proceeds from the sale of the tokens it holds. The Company is only selling the tokens that it received as a result of the aforementioned investment and is not making any new purchases of this token. The intention is not to speculate on these tokens, but to maximize the value for its shareholders. The Company believes it cannot immediately liquidate its position without adversely impacting the market value of its tokens.

Comparison of the three months ended September 30, 2021, and the three months September 30, 2020

Revenue

Revenues for the three months ended September 30, 2021, and September 30, 2020, were $109,252 and $-0-, respectively. Revenue for the 2021 period consisted of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021..

General and administrative expenses

For the three months ended September 30, 2021, our general and administrative expenses were $421,974, an increase of $187,788 compared to $234,186 for the period ended September 30, 2020. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. A significant portion of the increase in expense is attributable to the BTA acquisition that occurred in the 2021 period.

Amortization expense was $-0- and $-0- for the three months ended September 30, 2021, and September 30, 2020, respectively. There was no amortization of intangible assets for the three month period ended September 30, 2021 because the valuation report on the BTA acquisition resulted in a lower annual amortization expense than the Company had originally estimated and recorded during the three months ended June 30, 2021. Prospectively the Company will record approximately $13,541 per quarter in amortization.

Share-based compensation was $97,387 and $-0- for the three months ended September 30, 2021, and September 30, 2020, respectively.

Other income(expense)

During the three months ended September 30, 2021, other income was $135,842 compared to $257,094 during the three months ended September 30, 2020. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash proceeds of $208,964.

Comparison of the nine months ended September 30, 2021, and the nine months September 30, 2020

Revenue

Revenues for the nine months ended September 30, 2021, and September 30, 2020, were $220,397 and $10,500, respectively.. Revenue consisted of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary.

General and administrative expenses

For the nine months ended September 30, 2021, our general and administrative expenses were $1,078,343, an increase of $540,791 compared to $537,552 for the period ended September 30, 2020. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. A significant portion of the increase in expense is attributable to the BTA acquisition that occurred in the 2021 period.

Amortization expense was $22,491 and $-0- for the nine months ended September 30, 2021, and September 30, 2020, respectively.

Share-based compensation was $430,981 and $1,976,673 for the nine months ended September 30, 2021, and September 30, 2020, respectively.

Other income(expense)

During the nine months ended September 30, 2021, other income was $1,091,350 compared to $257,094 during the nine months ended September 30, 2020. The increase is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash proceeds of $946,162.

Liquidity and Capital Resources

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine months ended
	September 30,
	2021	2020

Net cash provided by (used in) operating activities	$494,730	$(214,796)
Net cash used in investing activities	(1,349,457)	209,935
Net cash provided by financing activities	993,265	117,592
Net increase in cash and cash equivalents	$138,538	$112,731

Operating Activities

Net cash provided by operating activities was $494,730 for the nine months ended September 30, 2021, compared to net cash used of $214,796 for the nine months ended September 30, 2020. The increase in net cash provided by operating activities was primarily due to an increase in other income of approximately $840,000 for the nine months ended September 30, 2021, compared to the nine-month period ended September 30, 2021, respectively.

Investing Activities

Net cash used in investing activities was 1,349,457 for the nine months ended September 30, 2021, compared to net cash provided of $209,935 for the nine months ended September 30,2020. The increase in cash used in investing activities was primarily due to the acquisition of BTA.

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2021, was $993,365, compared to $117,592 for the nine months ended September 30, 2020. The increase in net cash from financing activities was mainly due to proceeds for the sale of the Company’s common stock during the nine months ended September 30, 2021.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 1, 2021	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

