Form 10-K
period 2021-12-31
Crypto Co
filed 2022-03-10
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 000-55726

THE CRYPTO COMPANY

(Exact name of Registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23823 Malibu Road #50477

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the value of common stock held by non-affiliates was $18,597,217.

Number of shares outstanding of the Registrant’s common stock was 22,462,898 as of February 25, 2022

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE CRYPTO COMPANY

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products, applications, customers and technologies, and future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to execute our business plan and achieve profitability;
●	our limited operating history;
●	rapidly advancing technology;
●	the impact of competitive or alternative services and technologies;
●	the impact of government regulations on certain uses of blockchain technology;
●	our exposure to and ability to defend third-party claims and challenges to our intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our history of losses;
●	our ability to identify and acquire additional assets or businesses to enhance our revenue sources;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

Crypto Sub, Inc. (formerly known as The Crypto Company) (“Crypto Sub”) was incorporated in the State of Nevada on March 9, 2017. On June 7, 2017, Crypto Sub completed a reverse acquisition of Croe, Inc. On October 3, 2017, we changed our name to The Crypto Company to better reflect our new business. Our company address is currently located at 23823 Malibu Road, # 50477, Malibu, California and our telephone number is (424) 228-9955. Our website can be accessed at www.thecryptocompany.com. The information contained on or that may be obtained from our website is not a part of this report. Currently we operate through one wholly-owned subsidiary Blockchain Training Alliance (“BTA”). We also have one inactive wholly-owned subsidiary CoinTracking, LLC (“CoinTracking”).

During the 2020 and 2021 fiscal years the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions.

The Company entered into a Stock Purchase Agreement effective as of March 24, 2021 with BTA and its stockholders. On April 8, 2021, the Company completed the acquisition of all of the issued and outstanding stock of BTA and BTA became a wholly-owned subsidiary of the Company. As a result of this acquisition, the operations of BTA became consolidated with Company operations on April 8, 2021.

BTA is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as to the general understanding of blockchain to corporate and individual clients.

Overview of Our Business

We are engaged in the business of providing consulting services and education for blockchain technology and for the building of technological infrastructure and enterprise blockchain technology solutions. During 2021 we generated revenues and incurred expenses solely through these consulting operations. In February 2022 we acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. The mining equipment will mine bitcoin and the Company expects to monetize the bitcoin mined from its equipment starting in the first quarter of 2022.

Strategic Acquisitions

In furtherance of the development of our blockchain consulting services, we may seek from time to time additional strategic acquisitions of assets and / or majority and minority equity interests in entities and technology with characteristics such as (i) established, protectable and scalable revenues; (ii) substantial market share; (iii) established brand equity and customer loyalty; (iv) proprietary technology with competitive advantages; (v) quality personnel, and (vi) strategic access to international markets. Similarly, we may seek to acquire additional assets that complement our business or otherwise enter into strategic relationships as a means to grow our business operations and revenues.

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

The benefits of blockchain include the following:

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

Competition

We have a number of competitors, ranging in size, consisting primarily of other similar consulting firms. We believe our main competitors are ConsenSys, Natsoft Corporation, Quest Global Technologies, and CGI Inc. In addition, global audit and assurance firms typically provide consulting services. Additionally, there are numerous additional other companies that indirectly compete with us in the educational space.

Governmental Regulations

Various uses of blockchain technology are subject to regulation by various governmental entities such as the U.S. Securities and Exchange Commission (the “SEC”), the U.S. Commodities Future Trading Commission (“CFTC”), Federal Trade Commission (“FTC”), and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury) and governmental bodies in other countries. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain business (NASDAQ, NYSE, FINRA, state securities commissions).

Blockchain aimed regulations are evolving with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses. Regulations will likely increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to the Company’s businesses, or when they will be effective. Various bills have also been proposed in congress for adoption-related to the Company’s business which may be adopted and have an impact on it. As the regulatory and legal environment evolves, the Company may become subject to new laws and further regulation by the SEC and other agencies, although the Company is not currently trading in digital assets and has no intention to trade in digital assets.

Employees

As of December 31, 2021, we had 10 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable. As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item 1B.

Item 2. Properties

The Company rents space on a month-to-month basis located at 23823 Malibu Road, # 50477, Malibu, California 90265.

Item 3. Legal Proceedings

None

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

Period	High	Low
2021
First Quarter	$8.45	$2.25
Second Quarter	$4.80	$1.91
Third Quarter	$2.54	$1.90
Fourth Quarter	$5.09	$1.92

Period	High	Low
2020
First Quarter	$0.50	$0.50
Second Quarter	$2.35	$1.00
Third Quarter	$8.10	$5.00
Fourth Quarter	$75.00	$2.15

On January 10, 2022 the Company’s common stock began trading on the OTCQB.

Holders

As of February 23, 2022 there were 129 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has issued equity awards in the form of stock options pursuant to The Crypto Company 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by stockholders on August 24, 2017. Under the terms of the 2017 Plan, a total of 5,000,000 shares of stock were reserved for issuance and / or as stock options.

The following table sets forth information about the 2017 Plan as of December 31, 2021:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, at December 31, 2020	2,281,429	$2.26	5.25	5,155,003
Options granted	-	-
Options cancelled	-	-
Options exercised	-	-
Options outstanding, at December 31, 2021	2,281,429	$2.26	4.25	$5,155,003
Vested and exercisable at December 31, 2021	2,281,429	$2..26	4.25	$5,155,003

As of December 31, 2021, there remain 2,718,571 shares available for issuance under the 2017 Plan or that are not otherwise reserved under outstanding stock options.

Unregistered Sales of Equity Securities.

None.

Item 6. [Reserved]

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

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks generally described in this report.

We are engaged in the business of providing consulting services and education for blockchain technology and for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses solely through these consulting and education operations. We have disposed of our entire ownership interest in CoinTracking GmbH and also divested substantially all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which has ceased operations.

Recent Events

COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets, causing global supply chain disruptions and contributing to shortages in the labor market. Most U.S. states and many countries at times have issued policies intended to stop or slow the further spread of the disease.

COVID-19 and the U.S.’s response to the pandemic have contributed to economic volatility. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Results of Continuing Operations

Comparison of the fiscal years ended December 31, 2021 and December 31, 2020

Revenue and cost of services

For the year ended December 31, 2021, revenues relating to consulting services were $434,552, compared to $14,400 for the year ended December 31, 2020. The increase in revenue is attributable to the acquisition of BTA. The operations of BTA became consolidated with Company operations on April 8, 2021.

Cost of services for the periods ended December 31, 2021 and December 31, 2020 were $273,796 and $-0- respectively. The increase is attributable to the acquisition of BTA and is comprised of payroll expense.

General and administrative expenses and share-based compensation

For the year ended December 31, 2021, our general and administrative expenses were $1,471,226 an increase of 96.1% compared to $749,930 for the year ended December 31, 2020. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses for the Company excluding payroll at BTA, and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. The increase for the year ended December 31, 2021 reflects increased costs associated with being a public company including outside consulting, legal, and accounting costs, and costs incurred to effect the BTA acquisition and other business development efforts.

Share-based compensation was $736,144 for the year ended December 31, 2021, a decrease of 100% compared to $2,321,673 for the year ended December 31, 2020. Share-based compensation decreased due to discretionary option issuances in 2020 as compared to no issuances in 2021.

Other Income

Other income for the year ended December 31, 2021 was 1,293,483 compared to $239,486 during the same period in 2020. The increase is other income is primarily attributable to the recovery of token investments that had been previously written off amounting to to $1,164,662 during the year ended December 31, 2021.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2021, we had cash on hand of $75,699. Our loss before provision for income taxes from continuing operations was $785,630 for the year ended December 31, 2021. Our working capital was negative $2,216,422 as of December 31, 2021.

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the year ended December 31, 2021 was $152,241 compared to net cash used of $302,812 for the year ended December 31, 2020. The decrease of was primarily due to improved profitability in 2021, net of non- cash share based compensation.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $786,1515 compared to net cash provided $209,935 for the year ended December 31, 2020. The difference is primarily attributable to the purchase by the Company of BTA in 2021 amounting to $786,1515 in cash used, as well as 208,964 in gain from the sale of cryptocurrency in 2020 compared to -0- in the 2021 period.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $987,765, compared to $117,592 for the year ended December 31, 202019. The increase of $870,173 was primarily the result of an increase of proceeds from common stock issuance of $825,000 in 2021.

Subsequent to December 31, 2021, we raised approximately $1,307,000 in cash proceeds from various transactions described in Notes to the Financial Statements- Note 8 Subsequent Events

Critical Accounting Policies and Estimates

Stock-Based Compensation

In accordance with ASC No. 718, Compensation-Stock Compensation (“ASC 718”), the Company measures the compensation costs of stock-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options.

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

Significant assumptions used include management’s estimates of future growth rates, the amount and timing of future operating cash flows, capital expenditures, discount rates, as well as market and industry conditions and relevant comparable company multiples for the market approach. Assumptions utilized are highly judgmental, especially given the role technology plays in driving the demand for consulting services in the blockchain technology space. Based on the analysis that we performed at December 31, 2021, we determined that there was no impairment of our goodwill or intangible assets.

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

The blockchain technology market is dynamic and unpredictable. Although we undertake compliance efforts, including efforts with commercially reasonable diligence, there can be no assurance that there will not be a new or unforeseen law, regulation or risk factor which will materially impact our ability to continue our business as currently operated or raise additional capital to foster our continued growth.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2021. Based upon management’s hiring of two independent SEC accounting consultants with extensive public company experience and the Company’s adoption of new policies relating to disclosure controls management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2021, our disclosure controls and procedures and internal control over financial reporting were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

February 2022 Miner Acquisitions

Effective February 23, 2022, the Company entered into two separate Purchase Agreement and Bill of Sales to purchase a total of 215 cryptocurrency miners (each, a “Purchase Agreement”). The first Purchase Agreement was entered into with Bitmine Immersion Technologies, Inc. (“BIT”) whereby the Company agreed to purchase a total of 95 miners for a total purchase price of $337,500 and the second Purchase Agreement was entered into with Innovative Digital investors, LLC (“IDI”) whereby the Company agreed to purchase a total of 120 miners for a total purchase price of $696,000. In each case the Company paid one half of the purchase price at closing (effective February, 25, 2022) and the other half of the purchase price is payable in accordance with a 10% unsecured promissory note delivered to each of BIT and IDI. The promissory note delivered to BIT is in the principal amount of $168,750, is payable in two installment payments, and has a maturity date of May 15, 2022. The promissory note delivered to IDI is in the principal amount of $348,000, is payable in four installment payments, and has a maturity date of October 15, 2022.

AJB February 2022 Loan Transaction

On February 24, 2022, the Company borrowed additional funds pursuant to the terms of a Securities Purchase Agreement (the “Feb. SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $300,000 (the “Feb. Note”) to AJB in a private transaction for a purchase price of $275,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $257,000, which will be used for working capital and other general corporate purposes.

The maturity date of the Feb. Note is August 24, 2022, but it may be extended for six months upon the consent of AJB and the Company. The Feb. Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Feb. Note at any time without penalty. The Company’s failure to make required payments under the AJB Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Feb. SPA or Feb. Note, the Feb. Note will bear interest at 18%, AJB may immediately accelerate the Feb. Note due date, AJB may convert the amount outstanding under the Feb. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to AJB in the Feb SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default. Also pursuant to the Feb. SPA, the Company paid AJB a commitment fee of 60,000 unregistered shares of the Company’s common stock (the “commitment fee shares”). If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the commitment fee shares for $150,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the Feb. Note off before its maturity date, then the Company may redeem 24,000 of the commitment fee shares for one dollar. Pursuant to the Feb. SPA, the Company also issued to AJB a common stock purchase warrant (the “warrant”) to purchase 200,000 shares of the Company’s common stock for $5.25 per share. The warrant expires on February 24, 2025. The warrant also includes various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrant. The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in substantially all of the Company’s assets to secure the Company’ obligations under the Feb. SPA, Feb. Note and warrant.

The offer and sale of the Feb. Note and the warrant was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate

Set forth below is certain information regarding our current executive officers and directors. Each of the directors was elected to serve until our next annual meeting of stockholders or until his or her successor is elected and qualified. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position

Ronald Levy	62	Director, Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary
Anthony Strickland	52	Director
Holly Ruxin	52	Director

Biographical information with respect to our executive officers, directors and key employees is provided below. There are no family relationships between any of our executive officers, directors or key employees.

Ron Levy. Mr. Levy, 62, has served as our Chief Executive Officer and a Director since May 2018 and Interim Chief Financial Officer since December 2019. Mr. Levy has also served as our Chief Operating Officer since June 2017. Mr. Levy’s experience includes consulting for various emerging growth companies through various growth cycles. He also serves as Chief Operating Officer and beneficial owner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013.

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

Item 11. Executive Compensation

2021 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2021.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ron Levy,	2021	$360,000	(2)	-	-		-	-	-	$360,000
(Chief Executive, Interim Chief Financial Officer, and Chief Operating Officer(1)	2020	$360,000	(2)	-	1,250,000	(3)	-	-	-	$1,610,000

(1)	Appointed as Chief Executive Officer on May 21, 2018.

(2)	The total CEO’s salary for the years ended December 31, 2021 and December 31, 2020 was $360,000 per year. The total salary for the two years amounted to $720,000 of which $576,316 of this amount has been deferred and is recorded in accrued expenses on the Company’s balance sheet as of December 31, 2021.

(3)	Reflects the issuance of 1,250,000 fully vested stock options valued a $1.00 per share using Black Scholes methodology under GAAP to determine the value of the options.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2020, the Company issued a total of 500,000 stock options to non-employee members of its board of directors, 1,250,000 stock options to its chief executive officer, and 170,000 stock options to others. The Company did not grant any options to its officers or directors during the 2021 fiscal year.

Employee Benefits

We currently do not offer any employee benefit plans, including any 401(k) plan.

Director Compensation Policy

The board of directors of the Company does not have a compensation committee. The board of directors determines the amount and form of executive and director compensation.

As previously disclosed, the Company entered into Director Services Agreements with each of its non-employee directors, effective April 7, 2018 for Holly Ruxin, and June 7, 2018 for Anthony Strickland. Pursuant to the Director Service Agreements, each director is be entitled to receive (i) a fee of $80,000 per annum, payable quarterly, and (ii) a ten-year option to purchase 100,000 shares of common stock of the Company at an exercise price of $10.00 per share, which option shall be fully vested on the six-month anniversary of the date of grants. In addition, Mr. Strickland received an additional option grant to purchase 150,000 shares of common stock of the Company at an exercise price of $7.00 per share, which option was fully vested on the grant date. In 2020 each director was granted an option exercisable to purchase 250,000 shares of Company common stock. Additionally, subject to certain exceptions, each director is entitled to receive reimbursement for reasonable expenses incurred for the benefit of the Company.

The table below summarizes the compensation earned or paid to our non-employee directors for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Holly Ruxin	80,004	-	80,004	(1)
Anthony Strickland	80,004	-	80,004	(1)

(1)	As of December 31, 2021, a total of $152,174 of each Director’s fee from prior and current periods was accrued and remains unpaid as of the date of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 23, 2022 regarding the beneficial ownership of our common stock by the following persons:

●	each stockholder or group of stockholders who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Percentage ownership of our common stock is based on 22,462,898 shares of our common stock outstanding as of February 23, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o The Crypto Company, 23823 Malibu Road #50477, Malibu, California 90265. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of February 23, 2022, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Ron Levy (1)	6,932,427	29.2%

Anthony Strickland (2)	515,000	2.2%

Holly Ruxin (3)	365,000	1.6%

All Directors and Executive Officers as a Group	7,812,427	31.8%

5% Shareholders

James Gilbert	7,434,821	33.1%

Rafael Furst	2,137,309	9.5%

(1)	Mr. Ron Levy is a beneficial owner of KOL Partners, LLC, which is a managing member of Ladyface Capital, LLC. Accordingly, Mr. Levy may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Redwood Fund LP is the direct beneficial owner of 3,031,810 shares of Common Stock of the Company. Ron Levy is the beneficial owner of KOL Partners, LLC, which is a member of Imperial Strategies, LLC with a majority ownership interest and may be deemed may be deemed to have voting and investment power over the 2,085,617 shares beneficially owned by Imperial Strategies, LLC. Includes vested options to purchase 1,250,000 shares of Common Stock that may be exercised at any time.

(2)	Includes vested options to purchase 496,429 shares of Common Stock that may be exercised at any time.

(3)	Includes vested options to purchase 350,000 shares of Common Stock that may be exercised at any time.

Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2021 were filed in a timely manner, except that, as a result of administrative errors, one Form 4 reporting a private transaction effected in July 2021 involving Imperial Strategies, LLC and its beneficial owners was not timely filed by Imperial Strategies, LLC and other parties that might be deemed to have an interest in Imperial Strategies, LLC.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2021 and 2020 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2021	2020
Audit fees	$111,000	$58,600
Total fees	$111,000	$58,600

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17	000-55726

2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17	000-55726

2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17	000-55726

2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18	000-55726

2.5	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH	8-K	2.1	1/4/19	000-55726

2.6	Stock Purchase Agreement by and among The Crypto Company, Blockchain Training Alliance, Inc. and certain stockholders dated March 15, 2021	10-K	2.6	3/30/2021	000-55726

3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17	000-55726

3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17	000-55726

3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17	000-55726

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17	000-55726

3.5	Amended and Restated Bylaws	8-K	3.1	2/28/18	000-55726

4.1	Description of Securities	10-K	4.1	7/26/19	000-55726

10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17	000-55726

10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17	000-55726

10.4	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17	000-55726

10.5	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17	000-55726

10.6	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17	000-55726

10.7	Form of Non-Qualified Stock Option Agreement	8-K	10.1	4/17/18	000-55726	**

10.8	Separation Agreement and General Mutual Release	8-K	10.1	5/25/18	000-55726

10.9	Form of Director Services Agreement	8-K	10.2	5/25/18	000-55726	**

10.10	Promissory Note in favor of AJB Capital Investments LLC, dated January 12, 2022	*

10.11	Securities Purchase Agreement, dated January 12, 2022, between The Crypto Company and AJB Capital Investments, LLC	*

10.12	Security Agreement, dated January 12, 2022, between the Crypto Company and AJB Capital Investments, LLC	*

10.12a	Common Stock Purchase Warrant, dated January 12, 2022, for 500,000 shares issued by Crypto Company to AJB Capital Investments.	*

10.13	Promissory Note in favor of Sixth Street Lending LLC, dated January 11, 2012	*

10.13a	Securities Purchase Agreement, dated January 11, 2022, between The Crypto Company and Sixth Street Lending LLC	*

10.14	Securities Purchase Agreement, dated February 24, 2022, between The Crypto Company and AJB Capital Investments, LLC	*

10.15	Promissory Note in favor of Sixth Street Lending LLC, dated February 24, 2022	*

10.16	Common Stock Purchase Warrant, dated February 24, 2022, for 200,000 shares issued by Crypto Company to AJB Capital Investments.	*

10.17	Promissory Note in favor of Innovative Digital Investors, LLC, dated February 23, 2022	*

10.18	Promissory Note in favor of Bitmine Immersion Technologies, LLC, dated February 23, 2022	*

10.19	Purchase Agreement and Bill of Sale, dated February 23, 2022, between The Crypto Company and Innovative Digital Investors, LLC	*

10.20	Purchase Agreement and Bill of Sale, dated February 23, 2022, between The Crypto Company and Bitmine Immersion Technologies, LLC	*

21.1	List of Subsidiaries of The Crypto Company	*

31	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on March 10, 2022.

THE CRYPTO COMPANY (Registrant)

By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the March 10, 2022.

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

THE CRYPTO COMPANY

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of The Crypto Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Crypto Company as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

March 10, 2022

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,699	$26,326
Accounts receivable, net	-	3,900
Prepaid expenses	86,179	-
Total current assets	161,878	30,226
Goodwill	740,469	-
Intangible assets, net	617,501	-
TOTAL ASSETS	$1,519,848	$30,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,933,800	$1,933,281
Notes Payable	444,500	300,000
Total current liabilities	2,378,300	2,233,281
Convertible debt	125,000	125,000
Notes Payable - Other	32,365	67,592
TOTAL LIABILITIES	2,535,665	2,425,873

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized, 22,205,248 and 21,417,841 shares issued and outstanding, respectively	22,205	21,418
Additional paid-in-capital	32,830,496	30,665,823
Accumulated deficit	(33,868,518)	(33,082,888)
TOTAL STOCKHOLDERS’ (DEFICIT)	(1,015,817)	(2,395,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,519,848	$30,226

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended
	December 31, 2021	December 31, 2020

Revenue:
Services	$434,552	$14,400
Cost of services	273,796	-
Gross margin	$160,756	$14,400

Operating expenses:
General and administrative expenses	1,471,226	749,930
Amortization of intangible assets	32,499	-
Share-based compensation - employee	114,020	175,018
Share-based compensation - non-employee	622,124	2,146,655

Total Operating Expenses	2,239,869	3,071,603

Operating loss	(2,079,113)	(3,057,203)

Other income(expense)
Other income	145,188	60,130
Other income -recovery of token investment	1,164,662	247,392
Interest expense	(16,367)	(68,036)

Loss before provision for income taxes	(785,630)	(2,817,717)

Provision for income taxes	-	-

Net income(loss)	(785,630)	(2,817,717)

Net income (loss) per share, basic and diluted	$(0.04)	$(0.13)
Weighted average common shares outstanding – basic and diluted	22,062,375	21,401,204

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2021 and 2020

	Common stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2019	21,400,591	$21,401	$28,294,167	$(30,265,171)	$(1,949,602)
Warrants issued in connection with Convertible Notes	-	-	50,000	-	50,000
Stock compensation expense in connection with issuance of options	-	-	1,976,673	-	1,976,673
Stock compensation expense in connection with issuance of common stock	17,250	17	344,983	-	345,000
Net loss	-	-	-	(2,817,717)	(2,817,717)
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$(2,395,647)

	Common stock		Additional paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$(2,395,647)
Stock issued in connection with Warrant Exercise	41,858	42	20,887		20,929
Stock issued for cash at $2.00 per share, with warrants	412,500	413	824,588		825,000
Stock compensation expense in connection with issuance of common stock	231,610	232	714,983		715,215
Stock issued for acquisition of BTA	201,439	201	604,116		604,317
Cancellation of shares	(100,000)	(100)	100		-
Net loss	-	-	-	(785,630)	(785,630)
Balance, December 31, 2021	22,205,248	$22,205	$32,830,497	$(33,868,518)	$(1,015,817)

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities:
Net income (loss)	$(785,630)	$(2,817,717)
Adjustments to reconcile net loss to net cash used in operations:
Amortization	32,499	-
Share-based compensation	736,144	2,321,673
Gain on the sale of cryptocurrency	-	(208,964)
Gain on the sale of equipment	-	(971)
Financing costs associated with convertible debt	-	50,000
Gain on the forgiveness of debts	(53,493)	-
Change in operating assets and liabilities:
Accounts receivable	3,900	(3,900)
Prepaid expenses	(86,179)	-
Accounts payable and accrued expenses	518	358,667
Income taxes payable	-	(1,600)
Net cash (used in) operating activities	(152,241)	(302,812)

Cash flows from investing activities:
Purchase of BTA subsidiary, net	(786,151)	-
Proceeds from sales of equipment	-	971
Proceeds from sales of cryptocurrency	-	208,964
Net cash (used in) provided by investing activities	(786,151)	209,935

Cash flows from financing activities:
Proceeds from loans payable	18,265	67,592
Proceeds from issuance of convertible notes	-	50,000
Proceeds from issuance of notes payable	144,500	-
Proceeds from common stock issuance	825,000	-
Net cash provided by financing activities	987,765	117,592

Net increase in cash and cash equivalents	49,373	24,715
Cash and cash equivalents at the beginning of the period	26,326	1,611
Cash and cash equivalents at the end of the period	$75,699	$26,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Common stock issued for BTA acquisition	$604,317	$-

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in these consolidated financial statements refer to The Crypto Company and, where appropriate, its wholly-owned subsidiary Blockchain Training Alliance, Inc. (“BTA”) and an inactive subsidiary Coin Tracking, LLC (“CoinTracking”).

The Company entered into a Stock Purchase Agreement (the “SPA”) effective as of March 24, 2021 with Blockchain Training Alliance (“BTA”) and its stockholders. On April 8, 2021, the Company completed the acquisition of all of the issued and outstanding stock of BTA and BTA became a wholly-owned subsidiary of the Company. As a result of this acquisition, the operations of BTA became consolidated with Company operations on April 8, 2021.

BTA is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as to the general understanding of blockchain to corporate and individual clients.

During the years ended December 31, 2021 and 2020, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Annual Report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The company prepares its consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blockchain Training Alliance and CoinTracking LLC which is inactive. All significant intercompany accounts and transactions are eliminated in consolidation.

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

As of the December 31, 2021 and 2020 there were $-0- in investments in cryptocurrency on the Company’s Balance Sheet. However, during the year ended December 31, 2021 the Company received tokens from cryptocurrency investments that were previously written down to -0- value. These tokens were immediately liquidated, and the total proceeds received from them was $1,164,662 and classified as “Other Income from the Recovery of Tokens” in the Company’s Statement of Operations.

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

Goodwill and intangible assets – The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trade names, and developed technologies. Intangible assets subject to amortization are amortized over the period of estimated economic benefit of five years. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually, on December 31, or more frequently if the Company believes indicators of impairment exist. Indefinite lived intangible assets also include investments in cryptocurrency (see Investments in Cryptocurrency).

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of December 31, 2021 the Company determined that no impairment had occurred.

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

As of December 31, 2021, we had a net operating loss carryforward for federal income tax purposes of approximately $10,613,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

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

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method for contracts as of the date of initial application

Share-based compensation

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the year ended December 31, 2021 and the year ended December 31, 2020, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $33,965 of marketing expenses for the year ended December 31, 2021, compared to $-0- for year ended December 31, 2020.

Reclassifications – Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis.

On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 amends the effective date for ASU 2017-04 to fiscal years beginning after December 15, 2022, and interim periods therein.

Early adoption continues to be permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements for both annual and interim reporting periods.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. We are evaluating the impact of this amendment on our consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for us for interim and annual periods in fiscal years beginning after December 15, 2022. We believe the adoption will modify the way we analyze financial instruments, but we do not anticipate a material impact on results of operations. We are in the process of determining the effects adoption will have on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

NOTE 4 – ACQUISTION

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

As a result of the foregoing the Company initially recorded goodwill of $1,349,457. The Company conducted a valuation study on the acquisition of BTA. The final valuation report determined the amount goodwill to be $740,469 and the remaining $650,000 of the goodwill relates to amortizable intangibles amortized over a fifteen-year period, or approximately $54,166 per year.

During the twelve months ended December 31, 2021 the Company recorded $32,499 in amortization expense. As of December 31, 2021 the balance of goodwill and intangibles was $740,469 and $617,501 compared to $-0- and $-0-, respectively.

NOTE 5 – SUMMARY OF STOCK OPTIONS

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

During the year ended December 31, 2020, the Company issued 500,000 stock options to members of its board of directors, 1,250,000 stock options to employees, and 170,000 stock options to non-employees. No stock options were issued in 2021.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of December 31, 2021, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term
	of Shares	Price	(years)

Options outstanding, at December 31, 2019	346,349	$5.83
Options granted	1,935,000	1.10
Options cancelled
Options exercised
Options outstanding, at December 31, 2020	2,281,349	$2.26	5.25
Options granted	-	$
Options cancelled	-
Options exercised	-
Options vested and outstanding, at December 31, 2021	2,281,349	$2.26	4.25

The Company recognized $-0- and $1,976,673 of compensation expense related to stock options for the years ended December 31, 2021 and 2020, respectively.

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

The risk-free rate is based on implied yields in effect at the time of the grant on U.S. Treasury zero-coupon bonds with remaining terms equal to the expected term of the stock options. The expected dividend is based on the Company’s history and expectation of dividend pay-outs. Forfeitures are recognized when they occur.

The range of assumptions used for the year ended December 31, 2020 was as follows:

Schedule Of Stock Option Assumptions

Year ended December 31, 2020
Ranges
Volatility	36 – 115%
Expected dividends	0%
Expected term (in years)	5 – 10 years
Risk-free rate	0.17 – 2.95%

The Company recognized $715,215 and $-0- of compensation expense related to restricted stock awards for the years ended December 31, 2021 and 2020, respectively. The $715,215 dollar expense represented the issuance of 231,610 shares for services which were valued at approximately $3.08 per share based on the Company’s stock trading price on the OTC market on the date of issuance.

NOTE 6 – RELATED PARTY TRANSACTIONS

There were no related party transaction in 2021 or 2020.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On November 1, 2018, the Company relocated its corporate office and entered into a month-to-month office agreement with Regus Management Group, LLC. Facility rent expense was $1,574 for the year ended December 31, 2021.

Legal Contingencies

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

Note 8 - SUBSEQUENT EVENTS

AJB Capital Investments Loan #1

Effective January 13, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker-dealer. After payment of the fees and costs, the net proceeds to the Company were $655,250, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is July 12, 2022, but it may be extended for six months upon the consent of AJB and the Company. The AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not sell a significant portion of its assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at 18%, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to AJB in the AJB SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default. Also pursuant to the AJB SPA, the Company paid AJB a commitment fee of 125,000 unregistered shares of the Company’s common stock (the “commitment fee shares”). If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the commitment fee shares for $375,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the AJB Note off before July 12, 2022, then the Company may redeem 62,500 of the commitment fee shares for one dollar. Pursuant to the AJB SPA, the Company also issued to AJB a common stock purchase warrant (the “warrant”) to purchase 500,000 shares of the Company’s common stock for $5.25 per share. The warrant expires on January 12, 2025. The warrant also includes various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrant. The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in substantially all of the Company’s assets to secure the Company’ obligations under the AJB SPA, AJB Note and warrant.

Sixth Street Lending Loan

Effective January 18, 2022, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “Sixth Street SPA”) entered into with Sixth Street Lending, LLC (“Sixth Street”) and issued a Promissory Note in the principal amount of $116,200 (the “Sixth Street Note”) to Sixth Street in a private transaction to for a purchase price of $103,750 (giving effect to an original issue discount). The Company agreed to various covenants in the Sixth Street SPA. After payment of the fees, the net proceeds to the Company were $100,000, which will be used for working capital and other general corporate purposes.

The Sixth Street Note has a maturity date of January 13, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the Sixth Street Note at the rate of twelve percent (12.0%) per annum from the date on which the Sixth Street Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Payments are due monthly, beginning in the end of February 2022. The Company has the right to prepay the Sixth Street Note in accordance with the terms set forth in the Sixth Street Note.

Following an event of default, and subject to certain limitations, the outstanding amount of the Sixth Street Note may be converted into shares of Company common stock. Amounts due under the Sixth Street Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day lookback immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default the Sixth Street Note will become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Sixth Street Note. In no event may Sixth Street effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Sixth Street and its affiliates would exceed 4.99% of the outstanding shares of Company common stock.

February 2022 Miner Acquisitions

Effective February 23, 2022, the Company entered into two separate Purchase Agreement and Bill of Sales to purchase a total of 215 cryptocurrency miners (each, a “Purchase Agreement”). The first Purchase Agreement was entered into with Bitmine Immersion Technologies, Inc. (“BIT”) whereby the Company agreed to purchase a total of 95 miners for a total purchase price of $337,500 and the second Purchase Agreement was entered into with Innovative Digital investors, LLC (“IDI”) whereby the Company agreed to purchase a total of120 miners for a total purchase price of $696,000. In each case the Company paid one half of the purchase price at closing (effective February 25, 2022) and the other half of the purchase price is payable in accordance with a 10% unsecured promissory note delivered to each of BIT and IDI. The promissory note delivered to BIT is in the principal amount of $168,750, is payable in two installment payments, and has a maturity date of May 15, 2022. The promissory note delivered to IDI is in the principal amount of $348,000, is payable in four installment payments, and has a maturity date of October 15, 2022.

AJB February 2022 Loan Transaction #2

On February 24, 2022, the Company borrowed additional funds pursuant to the terms of a Securities Purchase Agreement (the “Feb. SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $300,000 (the “Feb. Note”) to ABJ in a private transaction for a purchase price of $275,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $257,000, which will be used for working capital and other general corporate purposes.

The maturity date of the Feb. Note is August 24, 2022, but it may be extended for six months upon the consent of AJB and the Company. The Feb. Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Feb. Note at any time without penalty. The Company’s failure to make required payments under the AJB Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Feb. SPA or Feb. Note, the Feb. Note will bear interest at 18%, AJB may immediately accelerate the Feb. Note due date, AJB may convert the amount outstanding under the Feb. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to AJB in the Feb SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default. Also pursuant to the Feb. SPA, the Company paid AJB a commitment fee of 60,000 unregistered shares of the Company’s common stock (the “commitment fee shares”). If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the commitment fee shares for $150,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the Feb. Note off before its maturity date, then the Company may redeem 24,000 of the commitment fee shares for one dollar. Pursuant to the Feb. SPA, the Company also issued to AJB a common stock purchase warrant (the “warrant”) to purchase 200,000 shares of the Company’s common stock for $5.25 per share. The warrant expires on February 24, 2025. The warrant also includes various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrant. The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in substantially all of the Company’s assets to secure the Company’ obligations under the Feb. SPA, Feb. Note and warrant.

