Form 10-Q
period 2022-03-31
Crypto Co
filed 2022-05-16
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022 the issuer had 22,666,349 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Our management cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events, and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in these consolidated financial statements refer to The Crypto Company and, where appropriate, its wholly-owned subsidiary Blockchain Training Alliance, Inc. (“BTA”) and an inactive subsidiary Coin Tracking, LLC (“CoinTracking”).

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,796	$75,699
Prepaid expenses	59,022	86,179
Fixed assets	1,022,597	-
Total current assets	1,180,415	161,878
Goodwill	740,469	740,469
Intangible assets	606,668	617,501
TOTAL ASSETS	$2,527,552	$1,519,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,999,549	$1,933,800
Notes payable, net	1,979,625	444,500
Total current liabilities	3,979,174	2,378,300
Convertible notes	125,000	125,000
Notes payable - other	32,365	32,365
TOTAL LIABILITIES	4,136,539	2,535,665

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized, 22,522,898 and 22,205,248 shares issued and outstanding, respectively	22,523	22,205
Additional paid-in-capital	34,721,184	32,830,496
Accumulated deficit	(36,352,694)	(33,868,518)
TOTAL STOCKHOLDERS’ EQUITY	(1,608,987)	(1,015,817)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,527,552	$1,519,848

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2022	March 31, 2021

Revenue:
Services	$142,512	$1,400
Cost of services	79,218	-
Gross margin	63,294	1,400

Operating expenses:
General and administrative expenses	631,390	170,607
Amortization	10,833	-
Depreciation	10,903	-
Share-based compensation - employee	163,000	-
Share-based compensation - non-employee	722,461	140,835
Total Operating Expenses	1,538,587	311,442
Operating loss	(1,475,293)	(310,042)
Other income	-	160,808
Other income recovery of token investment	15,000	-
Interest expense	(1,023,883)	(7,202)
Loss before provision for income taxes	(2,484,176)	(153,056)
Provision for income taxes	-	-
Net income(loss)	$(2,484,176)	$(153,056)

Net income (loss) per share	$(0.11)	$(0.01)
Weighted average common shares outstanding – basic and diluted	22,502,177	21,840,822

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$(2,395,647)
Stock issued for cash at $2.00 per share, with warrants	412,500	413	824,588		825,000
Stock compensation expense in connection with issuance of common stock	41,750	42	140,793		140,835
Net loss	-	-	-	(153,056)	(153,056)
Balance, March 31, 2021	21,872,091	$21,872	$31,631,204	$(33,235,944)	$(1,582,868)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2021	22,205,248	$22,205	$32,830,497	$(33,868,518)	$(1,015,817)
Stock issued for cash at $3.28 per share	8,000	8	26,232		26,240
Stock compensation expense in connection with issuance of common stock	309,650	310	885,151		885,461
Warrants issued in connection with promissory notes			979,304		979,304
Net loss	-	-	-	(2,484,176)	(2,484,176)
Balance, March 31, 2022	22,522,898	$22,523	$34,721,184	$(36,352,694)	$(1,608,987)

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net loss	$(2,484,176)	$(153,056)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	21,736	-
Share-based compensation	885,461	140,835
Debt discount for warrants	979,304	-
Change in operating assets and liabilities:

Accounts receivable	-	2,500
Prepaid expenses	27,157	-
Accounts payable and accrued expenses	65,749	(14,119)
Net cash used in operating activities	(504,769)	(23,840)

Cash flows from investing activities:
Purchase of computer equipment	(1,033,500)	-
Net cash used in investing activities	(1,033,500)	-

Cash flows from financing activities:
Proceeds from loans payable	-	18,265
Proceeds from issuance of notes payable	1,535,125	-
Proceeds from common stock issuance	26,241	825,000
Net cash provided by financing activities	1,561,366	843,265

Net increase in cash and cash equivalents	23,097	819,426
Cash and cash equivalents at the beginning of the period	75,699	26,326
Cash and cash equivalents at the end of the period	$98,796	$845,752

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

The Crypto Company was incorporated in the State of Nevada on March 9, 2017. The Company is engaged in the business of providing consulting, training, and educational and related services for distributed ledger technologies (“blockchain”), for corporate and individual clients, enterprises for general blockchain education, as well as for the building of technological infrastructure and enterprise blockchain technology solutions. In recent periods the Company has generated revenues and incurs expenses solely through these consulting and related operations. In February 2022 the Company acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. The mining equipment began mining bitcoin and generated approximately $19,000 in revenue during the three months ended March 31, 2022.

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in these consolidated financial statements refer to The Crypto Company and, where appropriate, its wholly-owned subsidiary Blockchain Training Alliance, Inc. (“BTA”) and an inactive subsidiary Coin Tracking, LLC (“CoinTracking”).

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

The Company’s accounting year-end is December 31.

COVID-19

On March 11, 2020, the World Health Organization declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic has, in general, had a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets, and has contributed to inflation, supply chain constraints, labor shortages and other adverse economic effects. Most U.S. states and many countries have, at times, issued various policies intended to stop or slow the further spread of the disease.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2022, the Company had cash of $98,796. In addition, the Company’s net loss was $2,484,176 for the three months ended March 31, 2022. The Company’s working capital was negative $2,956,178 as of March 31, 2022. As of March 31, 2022, the accumulated deficit amounted to $36,352,694. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021.

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

As of March 31, 2022, the Company had written off the value of its investments in cryptocurrency.

Investments non-cryptocurrency

The Company previously invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of March 31, 2022, and December 31, 2021 the Company had written-off its investments in non-cryptocurrency.

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

As of March 31, 2022, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the quarter ended March 31, 2022, the Company’s main source of revenue was consulting and education services to numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

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

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three-month period ended March 31, 2022, and 2021, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

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

During the three months ended March 31, 2022 the Company recorded $10,833 in amortization expense.

NOTE 5 – NOTE PAYABLE

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (collectively, the “CoinTracking Note”) in the amounts of $300,000, $700,000, and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of March 31, 2022, with a due date of March 31, 2023 which due date was extended from the prior due date of March 31, 2021 pursuant to an amendment dated December 28, 2018. The CoinTracking Note bears interest at 3%, which is payable monthly, in arrears. All payments shall be applied first to all accrued and unpaid interest and second to the outstanding principal balance, as applicable.

Interest expense for Notes Payable was $40,339 for the three-month period ended March 31, 2022, respectively, compared to $2,250, respectively during the same three-month period ended March 31, 2021.

●	On June 10, 2020, the Company received a loan from the Small Business Administration of $12,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

●	On February 2, 2021, the Company received a loan from the Small Business Administration of $18,265 (the “2021 SBA Loan”). The 2021 SBA Loan bears interest at 1% per annum and is payable over 5 years with all payments of principal and interest deferred for the first 10 months.

●	In connection with the BTA acquisition, on April 7, 2021, the Company delivered a promissory note (the “Promissory Notes”) to each of the former stockholders of BTA, with the aggregate principal amount of the Promissory Notes being $150,000. The Promissory Notes each have a one-year term and bear interest at a rate of 1.0% per annum. Principal and interest payments are due on the twelve-month anniversary of the issuance of the Promissory Notes, unless earlier paid or accelerated under the terms of the notes. The Promissory Notes contains events of default and other provisions customary for a loan of this type. Subsequent to March 31, 2022 the Promissory Notes were repaid in full.

●	Effective February 23, 2022, the Company entered into two separate Purchase Agreement and Bill of Sales to purchase a total of 215 cryptocurrency miners (each, a “Purchase Agreement”). The first Purchase Agreement was entered into with Bitmine Immersion Technologies, Inc. (“BIT”) whereby the Company agreed to purchase a total of 95 miners for a total purchase price of $337,500 and the second Purchase Agreement was entered into with Innovative Digital investors, LLC (“IDI”) whereby the Company agreed to purchase a total of 120 miners for a total purchase price of $696,000. In each case the Company paid one half of the purchase price at closing (effective February 25, 2022) and the other half of the purchase price is payable in accordance with a 10% unsecured promissory note delivered to each of BIT and IDI. The promissory note delivered to BIT is in the principal amount of $168,750, is payable in two installment payments, and had a maturity date of May 15, 2022. The promissory note delivered to IDI is in the principal amount of $348,000, is payable in four installment payments, and had a maturity date of October 15, 2022.

The due dates on the Bitmine May 15, 2022 and October 15,2022 payments were extended two months by mutual agreement due to supply chain delays effecting the shipment of mining equipment.

●	Effective January 13, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker-dealer. The maturity date of the AJB Note is July 12, 2022, but it may be extended for six months upon the consent of AJB and the Company. The AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not sell a significant portion of its assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at 18%, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

●	Effective January 18, 2022, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “Sixth Street SPA”) entered into with Sixth Street Lending, LLC (“Sixth Street”) and issued a Promissory Note in the principal amount of $116,200 (the “Sixth Street Note”) to Sixth Street in a private transaction to for a purchase price of $103,750 (giving effect to an original issue discount). The Company agreed to various covenants in the Sixth Street SPA. The Sixth Street Note has a maturity date of January 13, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the Sixth Street Note at the rate of twelve percent (12.0%) per annum from the date on which the Sixth Street Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Payments are due monthly, beginning in the end of February 2022. The Company has the right to prepay the Sixth Street Note in accordance with the terms set forth in the Sixth Street Note.

●	Following an event of default, and subject to certain limitations, the outstanding amount of the Sixth Street Note may be converted into shares of Company common stock. Amounts due under the Sixth Street Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day lookback immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default the Sixth Street Note will become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Sixth Street Note. In no event may Sixth Street effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Sixth Street and its affiliates would exceed 4.99% of the outstanding shares of Company common stock.

●	On February 24, 2022, the Company borrowed additional funds pursuant to the terms of a Securities Purchase Agreement (the “Feb. SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $300,000 (the “Feb. Note”) to ABJ in a private transaction for a purchase price of $275,000 (giving effect to an original issue discount). The maturity date of the Feb. Note is August 24, 2022, but it may be extended for six months upon the consent of AJB and the Company. The Feb. Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Feb. Note at any time without penalty. The Company’s failure to make required payments under the AJB Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Feb. SPA or Feb. Note, the Feb. Note will bear interest at 18%, AJB may immediately accelerate the Feb. Note due date, AJB may convert the amount outstanding under the Feb. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of March 31, 2022.

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

Interest expense for Convertible Notes was $1,541 for the three months ended March 31, 2022, and the three months ended March 31, 2021, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of March 31, 2022, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants

September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
January 2022	Common Shares	January 12, 2025	$5.25	500,000
February 2022	Common Shares	February 24, 2025	$5.25	200,000

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

During the three-month period ended March 31, 2022, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of March 31, 2022, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, on December 31, 2021	2,281,429	$2.26	4.25	5,155,003
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on March 31, 2022	2,281,429	$2.26	4.0	$5,155,003
Vested and exercisable	2,281,429	$2.26	4.0	$5,155,003

The Company recognized $-0- for share-based compensation related to stock options for the three month period ended March 31, 2022.

There were no options exercised for the three months ended March 31, 2022.

The Company granted 309,650 shares of restricted stock during the three-month period ended March 31, 2022.

The Company recognized $885,461 for share-based compensation related to restricted stock issued for the three month period ended March 31, 2022.

As of March 31, 2022, there was $-0- of unrecognized compensation costs related to stock options issued to employees and nonemployees.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $-0- for the three months ended March 31, 2022, and March 31, 2021, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Efrat Investments LLC Loan

On April 7, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “April SPA”) entered into with Efrat Investments LLC (“Efrat”) and issued a Promissory Note in the principal amount of $220,000 to Efrat (the “Efrat Note”) in a private transaction for a purchase price of $198,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds from the Efrat Note will be used by the Company for working capital and other general corporate purposes.

The maturity date of the Efrat Note is September 7, 2022, although the maturity date may be extended for six months upon the consent of Efrat and the Company. The Efrat Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Efrat Note at any time without penalty. Any failure by the Company to make required payments under the Efrat Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the April SPA or the Efrat Note, the Efrat Note will bear interest at 18%, Efrat may immediately accelerate the Efrat Note due date, Efrat may convert the amount outstanding under the Efrat Note into shares of Company common stock at a discount to the market price of the stock, and Efrat will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to Efrat in the April SPA. Any breach by the Company of any representation or warranty, or failure to comply with the covenants would constitute an event of default. Also pursuant to the April SPA, the Company paid Efrat a commitment fee of 58,201 unregistered shares of the Company’s common stock (the “commitment fee shares”). If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, Efrat has been unable to sell the commitment fee shares for $110,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the April Note off before its maturity date, then the Company may redeem 29,101 of the commitment fee shares for one dollar. Pursuant to the April SPA, the Company also issued to Efrat a common stock purchase warrant (the “warrant”) to purchase 146,667 shares of the Company’s common stock for $5.25 per share. The warrant expires on April 7, 2025. The warrant also includes various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holders right to exercise the warrant. The Company also entered into a Security Agreement with Efrat pursuant to which the Company granted to Efrat a security interest in substantially all of the Company’s assets to secure the Company obligations under the Efrat SPA, Efrat Note and warrant, although such security interest is subordinate to the rights of another third party lender.

The offer and sale of the Efrat Note and the warrant was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

AJB Lending LLC Loan

On May 3, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $1,000,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $900,000 (giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker-dealer.

At the closing the Company repaid all obligations owed to AJB pursuant to a 10% promissory note in the principal amount of $750,000 issued in favor of AJB in January 2022 (the  “Jan. 2022 Note”). As a result, the Jan. 2022 Note is satisfied in full and was terminated. After the repayment of the Jan. 2022 Note, and after payment of the fees and costs, the $138,125 net proceeds from the issuance of the AJB Note are expected to be utilized for working capital and other general corporate purposes.

The maturity date of the ABJ Note is November 3, 2022, but it may be extended by the Company for six months with the interest rate to increase during the extension period. The AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not sell a significant portion of its assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at 18%, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to AJB in the AJB SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default. Also pursuant to the AJB SPA, the Company paid AJB a commitment fee of 370,370 unregistered shares of the Company’s common stock (the “commitment fee shares”). If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the commitment fee shares for $700,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the AJB Note off before November 3, 2022, then the Company may redeem 185,185 of the commitment fee shares for one dollar. Pursuant to the AJB SPA, the Company also issued to AJB a common stock purchase warrant (the “warrant”) to purchase 750,000 shares of the Company’s common stock for $5.25 per share. The warrant expires on May 3, 2025. The warrant also includes various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrant. The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in substantially all of the Company’s assets to secure the Company obligations under the AJB SPA, AJB Note and warrant.

The offer and sale of the AJB Note and the warrant was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Additionally, the Company issued 12,000 shares related to services performed and 74,250 shares issued for cashless exercise of warrants.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical consolidated financial information, the following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC.

Overview of Our Business

We are primarily engaged in the business of providing consulting, training, and educational services for distributed ledger technologies (“blockchain”), for individual and corporate clients, enterprises for general blockchain education, as well as for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses through these consulting and educational operations. We have disposed of our entire ownership interest in CoinTracking GmbH and also divested all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which has ceased operations.

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

During the first quarter of 2022 the Company acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. The mining equipment mines bitcoin and the Company began to monetize the bitcoin mined from its equipment during the quarter and generated $19,000 in revenue.

Comparison of the three months ended March 31, 2022, and the three months March 31, 2021

Revenue

Revenues for the three months ended March 31, 2022, and March 31, 2021, were $142,512 and $1,400, respectively. Revenue for the 2022 period consisted of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and administrative expenses

For the three months ended March 31, 2022, our general and administrative expenses were $644,404, an increase of $473,797 compared to $170,607 for the period ended March 31, 2021. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. A significant portion of the increase in expense is attributable to the BTA acquisition that occurred in the 2021 period.

Amortization expense was $10,833 and $-0- for the three months ended March 31, 2022, and March 31, 2021, respectively. There was no amortization of intangible assets for the three month period ended March 31, 2021 because the valuation report on the BTA acquisition resulted in a lower annual amortization expense than the Company had originally estimated and recorded during the three months ended March 31, 2021.

Depreciation expense was $10,903 and $-0- for the three months ended March 31, 2022, and March 31, 2021, respectively.

Share-based compensation was $885,461 and $140,835 for the three months ended March 31, 2022, and March 31, 2021, respectively.

Other income(expense)

During the three months ended March 31, 2022, other income was $15,000 compared to $160,808 during the three months ended March 31, 2021. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Liquidity and Capital Resources

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include but are not limited to, private placements of capital stock, debt borrowings, partnerships, and/or collaborations. There can be no assurance that any of these future-funding efforts will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three months ended
	March 31,
	2022	2021

Net cash provided by (used in) operating activities	$(504,769)	$(23,840)
Net cash used in investing activities	(1,033,500)	-
Net cash provided by financing activities	1,561,366	843,266
Net increase in cash and cash equivalents	$23,097	$819,426

Operating Activities

Net cash used in operating activities was $515,144 for the three months ended March 31, 2022, compared to net cash used of $23,840 for the three months ended March 31, 2021. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses of $644,404 for the three months ended March 31, 2022, compared to $170,607 for the three-month period ended March 31, 2021.

Investing Activities

Net cash used in investing activities was 1,033,500 for the three months ended March 31, 2022, compared to -0- for the three months ended March 31,2021. The increase in cash used in investing activities was primarily due to the acquisition of bitcoin mining equipment in February 2022.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2022, was $1,5761,366, compared to $843,266 for the three months ended March 31, 2021. The increase in net cash from financing activities was mainly due to loans the Company received during the first quarter of 2022 and the resulting issuance of promissory notes during the three months ended March 31, 2022.

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

Other than as discussed elsewhere in this Quarterly Report and our 2021 Annual Report, we are not aware of any trends, events, or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2021 Annual Report.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about January 11, 2022 the Company issued 8,000 shares of Company common stock in a private placement conducted solely to accredited investors for cash consideration. These shares of Company common stock were offered and sold in a private transaction in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

ITEM 6. Exhibits.

Exhibit
Number	Document

3.1	Articles of Conversion (Utah) (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.2	Articles of Conversion (Nevada) (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.3	Articles of Incorporation of The Crypto Company (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.5	Amended and Restated Bylaws of The Crypto Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8- K filed on February 28, 2018)

31.1+	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: May 16, 2022	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

