Form 10-Q
period 2022-06-30
Crypto Co
filed 2022-08-19
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 19, 2022 the issuer had 23,153,919 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,214	$75,699
Accounts receivable, net	-	-
Prepaid expenses	18,829	86,179
Total current assets	38,043	161,878
Goodwill	740,469	740,469
Fixed assets	989,889	-
Intangible assets	595,835	617,501
TOTAL ASSETS	$2,364,236	$1,519,848

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,006,699	$1,933,800
Deferred revenue	21,000	-
Notes payable, net	2,310,998	444,500
Total current liabilities	4,338,697	2,378,300
Convertible debt	125,000	125,000
Notes payable - other	14,100	32,365
TOTAL LIABILITIES	4,477,797	2,535,665

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized, 23,191,419 and 22,205,248 shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively	23,191	22,205
Additional paid-in-capital	36,129,188	32,830,496
Accumulated deficit	(38,265,940)	(33,868,518)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,113,561)	(1,015,817)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,364,236	$1,519,848

Note : Amounts may not foot due to rounding

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Services	$151,869	$109,745	$294,381	$111,145
Cost of services	82,433	-	176,211	-
Gross margin	$69,436	$109,745	118,170	111,145

Operating expenses:
General and administrative expenses	506,390	533,960	1,123,370	656,369
Amortization	10,833	22,491	21,666	22,491
Depreciation	32,708	-	43,611	-
Share-based compensation - employee	109,447	2,470	272,447	2,470
Share-based compensation - non-employee	789,602	190,289	1,512,063	331,124
Total Operating Expenses	1,448,980	749,210	2,973,157	1,012,454
Operating loss	(1,379,545)	(639,465)	(2,854,987)	(901,309)
Other income	66,765	794,700	81,765	955,508
Interest expense	(600,317)	(4,127)	(1,624,200)	(7,949)

Loss before provision for income taxes	(1,913,096)	151,108	(4,397,422)	46,250
Provision for income taxes	-	-	-	-
Net income(loss)	(1,913,096)	151,108	(4,397,422)	46,250

Net income (loss) per share	$(0.08)	$0.01	$(0.19)	$0.00
Weighted average common shares outstanding – basic and diluted	23,000,073	22,136,852	22,752,500	21,989,445

Note : Amounts may not foot due to rounding

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$(2,395,647)
Stock issued in connection with warrant exercise	41,858	42	20,887		20,929
Stock issued for cash at $2.00 per share, with warrants	412,500	413	824,588		825,001
Stock compensation expense in connection with issuance of common stock	108,750	109	312,556		312,665
Stock issued for acquisition of BTA	201,439	201	604,116		604,317
Net loss	-	-	-	46,250	46,250
Balance, June 30, 2021	22,182,388	$22,183	$32,427,970	$(33,036,638)	$(586,486)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2021	22,205,248	$22,205	$32,830,497	$(33,868,518)	$(1,015,817)
Stock issued for cash at $3.28 per share	8,000	8	26,232		26,240
Stock compensation expense in connection with issuance of common stock	904,921	905	1,739,855		1,740,760
Stock issued in connection with warrant exercise	73,250	73	43,677		43,750
Debt discount for warrants		-	1,488,927		1,488,927
Net loss	-	-	-	(4,397,422)	(4,397,422)
Balance, June 30, 2022	23,191,419	$23,191	$36,129,189	$(38,265,940)	$(2,113,561)

Note : Amounts may not foot due to rounding

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net income (loss)	$(4,397,422)	$46,250
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	65,277	22,491
Share-based compensation	1,784,510	333,594
Debt discount for warrants	1,488,927	-
Issuance of common stock for acquisition	-	604,317
Goodwill impairment	-	-
Change in operating assets and liabilities:
Accounts receivable	-	3,900
Prepiad expenses	67,350	-
Accounts payable and accrued expenses	72,900	(138,361)
Deferred revenue	21,000	-
Net cash provided by (used in) operating activities	(897,458)	872,191

Cash flows from investing activities:
Purchase of BTA subsidiary	-	(1,349,457)
Purchase of computer equipment	(1,033,500)	-
Net cash used in investing activities	(1,033,500)	(1,349,457)

Cash flows from financing activities:
Proceeds from loans payable	(18,265)	18,265
Proceeds from issuance of convertible notes	-	-
Proceeds from issuance of notes payable	1,866,498	150,000
Proceeds from common stock issuance	26,240	825,000
Net cash provided by financing activities	1,874,473	993,265

Net (decrease) increase in cash and cash equivalents	(56,485)	515,999
Cash and cash equivalents at the beginning of the period	75,699	26,326
Cash and cash equivalents at the end of the period	$19,214	$542,325

Note : Amounts may not foot due to rounding

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

The Crypto Company was incorporated in the State of Nevada on March 9, 2017. The Company is engaged in the business of providing consulting, training, and educational and related services for distributed ledger technologies (“blockchain”), for corporate and individual clients, enterprises for general blockchain education, as well as for the building of technological infrastructure and enterprise blockchain technology solutions. In recent periods the Company has generated revenues and incurs expenses primarily through these consulting and related operations. In February 2022 the Company acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. The mining equipment began mining bitcoin and generated approximately $19,000 in revenue during the six months ended June 30, 2022.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2022, the Company had cash of $19,214. In addition, the Company’s net loss was $4,397,422 for the six months ended June 30, 2022. The Company’s working capital was negative $4,300,654 as of June 30, 2022. As of June 30, 2022, the accumulated deficit amounted to $38,265,940. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of June 30, 2022, the Company had written off the value of its investments in cryptocurrency.

Investments non-cryptocurrency

The Company previously invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of June 30, 2022, and December 31, 2021 the Company had written-off its investments in non-cryptocurrency.

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

As of June 30, 2022, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the period ended June 30, 2022, the Company’s main source of revenue was consulting and education services to numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

●	The customer receives and consumes the benefit provided by the Company’s performance as the Company performs.
●	The Company’s performance enhances an asset controlled by the customer.
●	The Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date.

The consulting arrangement meets more than one of the criteria above.

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

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three-month period ended June 30, 2022, and 2021, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

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

During the six months ended June 30, 2022 the Company recorded $21,666 in amortization expense.

NOTE 5 – NOTE PAYABLE

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (collectively, the “CoinTracking Note”) in the amounts of $300,000, $700,000, and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of June 30, 2022, with a due date of March 31, 2023 which due date was extended from the prior due date of March 31, 2021 pursuant to an amendment dated December 28, 2018. The CoinTracking Note bears interest at 3%, which is payable monthly, in arrears. All payments shall be applied first to all accrued and unpaid interest and second to the outstanding principal balance, as applicable.

Interest expense for Notes Payable was $164,053 for the six-month period ended June 30, 2022, compared to $4,850, during the same six-month period ended June 30, 2021, respectively.

●	On June 10, 2020, the Company received a loan from the Small Business Administration of $12,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

●	On February 2, 2021, the Company received a loan from the Small Business Administration of $18,265 (the “2021 SBA Loan”). The 2021 SBA Loan bears interest at 1% per annum and is payable over 5 years with all payments of principal and interest deferred for the first 10 months.

●	Effective February 23, 2022, the Company entered into two separate Purchase Agreement and Bill of Sales to purchase a total of 215 cryptocurrency miners (each, a “Purchase Agreement”). The first Purchase Agreement was entered into with Bitmine Immersion Technologies, Inc. (“BIT”) whereby the Company agreed to purchase a total of 95 miners for a total purchase price of $337,500 and the second Purchase Agreement was entered into with Innovative Digital investors, LLC (“IDI”) whereby the Company agreed to purchase a total of 120 miners for a total purchase price of $696,000. In each case the Company paid one half of the purchase price at closing (effective February 25, 2022) and the other half of the purchase price is payable in accordance with a 10% unsecured promissory note delivered to each of BIT and IDI. The promissory note delivered to BIT is in the principal amount of $168,750, is payable in two installment payments, and by its original term had a maturity date of May 15, 2022. The promissory note delivered to IDI is in the principal amount of $348,000, is payable in four installment payments, and by its original terms had a maturity date of October 15, 2022.

The maturity dates of the bitmine promissory note delivered to each of BIT and IDI (originally May 15, 2022 and October 15, 2022) were, in each case extended by two months by mutual agreement of the parties due to supply chain delays effecting the shipment and delivery of the mining equipment to the Company.

●	Effective January 13, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “Jan. AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (giving effect to a 10% original issue discount). The maturity date of the Jan. AJB Note was July 12, 2022. The Jan. AJB Note bears interest at 10% per year, and principal and accrued interest was to be due on the maturity date. In connection with a subsequent loan extended to the Company by AJB on or about May 3, 2022 (as further described below) the Company repaid all outstanding obligations that were due to AJB under the Jan. AJB Note.

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

●	On February 24, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “Feb. SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $300,000 (the “Feb. Note”) to ABJ in a private transaction for a purchase price of $275,000 (giving effect to an original issue discount). The maturity date of the Feb. Note is August 24, 2022, but it may be extended for six months upon the consent of AJB and the Company. The Feb. Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Feb. Note at any time without penalty. The Company’s failure to make required payments under the AJB Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Feb. SPA or Feb. Note, the Feb. Note will bear interest at 18%, AJB may immediately accelerate the Feb. Note due date, AJB may convert the amount outstanding under the Feb. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

●	On April 7, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “April SPA”) entered into with Efrat Investments LLC (“Efrat”) and issued a Promissory Note in the principal amount of $220,000 to Efrat (the “Efrat Note”) in a private transaction for a purchase price of $198,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds from the Efrat Note will be used by the Company for working capital and other general corporate purposes.

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

●	On May 3, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “May AJB SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $1,000,000 (the “May AJB Note”) to AJB in a private transaction for a purchase price of $900,000 (giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker-dealer.

At the closing the Company repaid all obligations owed to AJB pursuant to a 10% promissory note in the principal amount of $750,000 issued in favor of AJB in January 2022 as generally described above. After the repayment of that promissory note, and after payment of the fees and costs, the $138,125 net proceeds from the issuance of the May AJB Note are expected to be utilized for working capital and other general corporate purposes.

The maturity date of the May ABJ Note is November 3, 2022, but it may be extended by the Company for six months with the interest rate to increase during the extension period. The May AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the May AJB Note at any time without penalty. Under the terms of the May AJB Note, the Company may not sell a significant portion of its assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the May AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the May AJB SPA or May AJB Note, the May AJB Note will bear interest at 18%, AJB may immediately accelerate the May AJB Note due date, AJB may convert the amount outstanding under the May AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of June 30, 2022.

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

Interest expense for Convertible Notes was $3,099 for the six months ended June 30, 2022, and the six months ended June 30, 2021, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of June 30, 2022, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants

September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
January 2022	Common Shares	January 12, 2025	$5.25	500,000
February 2022	Common Shares	February 24, 2025	$5.25	200,000
April 2022	Common Shares	April 7, 2025	$5.25	146,667
May 2022	Common Stock	May 3, 2025	$5.25	750,000

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

During the six-month period ended June 30, 2022, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of June 30, 2022, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, on December 31, 2021	2,281,429	$2.26	4.25	5,155,003
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on June 30, 2022	2,281,429	$2.26	3.75	$5,155,003
Vested and exercisable	2,281,429	$2.26	3.75	$5,155,003

The Company recognized $-0- for share-based compensation related to stock options for the six month period ended June 30, 2022.

There were no options exercised for the six months ended June 30, 2022.

The Company granted 986,171 shares of restricted stock during the six-month period ended June 30, 2022 (although such shares were not issued under the Plan).

The Company recognized $1,740,760 for share-based compensation related to restricted stock issued for the six month period ended June 30, 2022.

As of June 30, 2022, there was $-0- of unrecognized compensation costs related to stock options issued to employees and nonemployees.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $-0- for the six months ended June 30, 2022, and June 30, 2021, respectively.

NOTE 10 – SUBSEQUENT EVENTS

1800 Diagonal Lending, LLC Loan

Effective July 8, 2202, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $79,250. Pursuant to the SPA, the Company agreed to reimburse Diagonal for certain fees in connection with entry into the SPA and the issuance of the Note. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The maturity date of the Note is July 5, 2023 (the “Maturity Date”). The Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Note. The conversion price under the Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

Prior to the 180th day of the issuance date Note, the Company may prepay the Note in whole or in part, however, if it does so between the issuance date and the date which is 60 days from the issuance date, the repayment percentage is 115%. If the Company prepays the Note between the 61st day after issuance and the 120th day after issuance, the prepayment percentage is 120%. If the Company prepays the Note between the 121st day after issuance and 180 days after issuance, the prepayment percentage is 125%. After such time, the Company can submit an optional prepayment notice to Diagonal, however the prepayment shall be subject to the agreement between the Company and Diagonal on the applicable prepayment percentage.

Pursuant to the Note, as long as the Company has any obligations under the Note, the Company cannot without Diagonal’s written consent, sell, lease or otherwise dispose of any significant portion of its assets which would render the Company a “shell company” as such term is defined in SEC Rule 144. Additionally, under the Note, any consent to the disposition of any assets may be conditioned on a specified use of the proceeds of disposition.

The Note contains standard and customary events of default such as failing to timely make payments under the Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The occurrence of any of the events of default, entitle Diagonal, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note. Upon an “Event of Default”, interest shall accrue at a default interest rate of 22%, and the Company may be obligated pay to the Diagonal an amount equal to 150% of all amounts due and owing under the Note.

Coventry Enterprise, LLC Loan

Effective July 27, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry purchased a 10% unsecured promissory Note (the “Note”) from the Company in the principal amount of $200,000, of which $40,000 was retained by Coventry through an “Original Issue Discount” for due diligence and origination related to the transaction. Pursuant to the terms of the Purchase Agreement, the Company also agreed to issue 25,000 shares of restricted common stock to Coventry as additional consideration for the purchase of the Note. In addition, in the Purchase Agreement the Company granted Coventry a right of first refusal with respect to certain types of equity financing transactions the Company may pursue or effect.

The Note bears interest at a rate of 10% per annum, with guaranteed interest (the “Guaranteed Interest”) of $20,000 being deemed earned as of date of issuance of the Note. The Note matures on July 15, 2023. The principal amount and the Guaranteed Interest is due and payable in seven equal monthly payments of $31,428.57, beginning on December 15, 2022 and continuing on the third day of each month thereafter until paid in full.

Any or all of the principal amount and the Guaranteed Interest may be prepaid at any time and from time to time, in each case without penalty or premium.

If an Event of Default (as defined in the Note) occurs, consistent with the terms of the Note, the Note will become convertible, in whole or in part, into shares of the Company’s common stock at Coventry’s option, subject to a 4.99% beneficial ownership limitation (which may be increased up to 9.99% by Coventry). The per share conversion price is 90% of the lowest volume-weighted average trading price during the 20-trading day period before conversion.

In addition to certain other remedies, if an Event of Default occurs, consistent with the terms of the Note, the Note will bear interest on the aggregate unpaid principal amount and Guaranteed Interest at the rate of the lesser of 18% per annum or the maximum rate permitted by law.

The Purchase Agreement and the Note contain various representations, warranties, covenants, defined events of default, and other provisions that are generally customary for transaction documents of this nature.

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

During the first quarter of 2022 the Company acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. The mining equipment mines bitcoin and the Company began to monetize the bitcoin mined from its equipment during the six months ended June 30, 2022 and generated $19,000 in revenue.

Comparison of the three months ended June 30, 2022, and the three months June 30, 2021

Revenue

Revenues for the three months ended June 30, 2022, and June 30, 2021, were $151,869 and $109,745, respectively. Revenue for the 2022 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and administrative expenses

For the three months ended June 30, 2022, our general and administrative expenses were $1,448,980, an increase of $699,770 compared to $749,210 for the period ended June 30, 2021. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. A significant portion of the increase in expense is attributable to the BTA acquisition that occurred in the 2021 period.

Amortization expense was $10,833 and $22,491 for the three months ended June 30, 2022, and June 30, 2021, respectively.

Depreciation expense was $32,708 and $-0- for the three months ended June 30, 2022, and June 30, 2021, respectively.

Share-based compensation was $899,049 and $192,759 for the three months ended June 30, 2022, and June 30, 2021, respectively.

Other income(expense)

During the three months ended June 30, 2022, other income was $66,765 compared to $794,700 during the three months ended June 30, 2021. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Interest expense

During the three months ended June 30, 2022, interest expense was $600,317 compared to $4,127 during the three months ended June 30, 2021. The increase is primarily attributed to debt discount calculated on the issuance of warrants, and the issuance of notes payable during the period.

Comparison of the six months ended June 30, 2022, and the six months June 30, 2021

Revenue

Revenues for the six months ended June 30, 2022, and June 30, 2021, were $294,381 and $111,145, respectively. Revenue for the 2022 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and administrative expenses

For the six months ended June 30, 2022, our general and administrative expenses were $2,973,157, an increase of $1,960,703 compared to $1,012,454 for the period ended June 30, 2021. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. A significant portion of the increase in expense is attributable to the BTA acquisition that occurred in the 2021 period.

Amortization expense was $21,666 and $22,491 for the six months ended June 30, 2022, and June 30, 2021, respectively.

Depreciation expense was $43,611 and $-0- for the six months ended June 30, 2022, and June 30, 2021, respectively.

Share-based compensation was $1,784,510 and $333,594 for the six months ended June 30, 2022, and June 30, 2021, respectively.

Other income(expense)

During the six months ended June 30, 2022, other income was $81,765 compared to $955,508 during the six months ended June 30, 2021. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Interest expense

During the six months ended June 30, 2022, interest expense was $1,624,200 compared to $7,949 during the six months ended June 30, 2021. The increase is primarily attributed to debt discount calculated on the issuance of warrants, and the issuance of notes payable during the period.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six months ended
	June 30,
	2022	2021

Net cash provided by (used in) operating activities	$(897,458)	$872,191
Net cash used in investing activities	(1,033,500)	(1,349,457)
Net cash provided by financing activities	1,874,473	993,265
Net increase (decrease) in cash and cash equivalents	$(56,485)	$515,999

Operating Activities

Net cash used in operating activities was $897,458 for the six months ended June 30, 2022, compared to net cash provided by operating activities of $872,191 for the six months ended June 30, 2021. The increase in net cash used in operating activities was primarily due to increases in general and administrative expenses of $1,188,647 for the six months ended June 30, 2022, compared to $678,860 for the six-month period ended June 30, 2021.

Investing Activities

Net cash used in investing activities was $1,033,500 for the six months ended June 30, 2022, compared to 1,349,457 for the six months ended June 30,2021. The decrease in cash used in investing activities was primarily due to the BTA acquisition having closed in the 2021 period, but partially offset by the acquisition of bitcoin mining equipment in February 2022.

Financing Activities

Net cash from financing activities for the six months ended June 30, 2022, was $1,874,473, compared to $993,265 for the six months ended June 30, 2021. The increase in net cash from financing activities was mainly due to the resulting issuance of promissory notes during the six months ended June 30, 2022.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6. Exhibits.

Exhibit
Number	Document

10.1	Securities Purchase Agreement dated as of April 7, 2022 by and between The Crypto Company and Efrat Investments, LLC

10.2	Security Agreement dated as of April 7, 2022 by and between The Crypto Company and Efrat Investments, LLC

10.3	Promissory Note in favor of Efrat Investments, LLC dated April 7, 2022

10.4	Common Stock Purchase Warrant, dated April 7, 2022, issued by The Crypto Company to Efrat Investments, LLC

10.5	Securities Purchase Agreement, dated May 3, 2022, between The Crypto Company and AJB Capital Investments, LLC

10.6	Security Agreement, dated May 3, 2022, between the Crypto Company and AJB Capital Investments, LLC

10.7	Promissory Note in favor of AJB Capital Investments LLC, dated May 3, 2022

10.8	Common Stock Purchase Warrant, dated May 3, 2022, for 7500,000 shares issued by Crypto Company to AJB Capital Investments.

31.1+	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 19, 2022	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

