Form 10-Q
period 2022-09-30
Crypto Co
filed 2022-11-14
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

Commission File Number: 000-55726

THE CRYPTO COMPANY

(Exact name of registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23823 Malibu Road, # 50477

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

As of November 14, 2022 the issuer had 24,546,715 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short- term and long-term business operations, and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Our management cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events, and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,061	$75,699
Accounts receivable, net	-	-
Prepaid expenses	119,425	86,179
Fixed assets, net	957,181	-
Total current assets	1,162,667	161,878
Goodwill	740,469	740,469
Intangible assets	585,002	617,501
TOTAL ASSETS	$2,488,138	$1,519,848

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,131,732	$1,933,800
Notes payable, net of discount	2,576,972	444,500
Total current liabilities	4,708,704	2,378,300
Convertible debt	125,000	125,000
Notes payable - other	14,100	32,365
TOTAL LIABILITIES	4,847,804	2,535,665

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 50,000,000 shares authorized, 23,482,073 and 22,205,248 shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively	23,482	22,205
Additional paid-in-capital	36,310,385	32,830,496
Accumulated deficit	(38,693,533)	(33,868,518)
TOTAL STOCKHOLDERS’ DEFICIT	(2,359,666)	(1,015,817)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,488,138	$1,519,848

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue:
Services	$252,733	$109,252	$515,767	$220,397
Cost of services	94,532	-	266,292	-
Gross margin	$158,201	$109,252	249,475	220,397

Operating expenses:
General and administrative expenses	305,723	421,974	1,414,053	1,078,343
Amortization	10,833	-	32,499	22,491
Depreciation	32,708	-	76,319	-
Share-based compensation - employee	17,875	10,187	272,447	12,657
Share-based compensation - non-employee	163,612	87,200	1,693,550	418,324
Total operating Expenses	530,752	519,361	3,488,869	1,531,815
Operating loss	(372,551)	(410,109)	(3,239,394)	(1,311,418)
Other income	4,100	135,842	85,865	1,091,350
Interest expense	(47,286)	(4,209)	(1,671,486)	(12,158)

Loss before provision for income taxes	(415,737)	(278,476)	(4,825,015)	(232,226)
Provision for income taxes	-	-	-	-
Net income (loss)	(415,737)	(278,476)	(4,825,015)	(232,226)

Net income (loss) per share	$(0.02)	$(0.01)	$(0.21)	$(0.01)
Weighted average common shares outstanding – basic and diluted	23,357,250	22,104,224	22,956,299	22,028,125

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$(2,395,647)
Stock issued in connection with warrant exercise	41,858	42	20,887		20,929
Stock issued for cash at $2.00 per share, with warrants	412,500	413	824,588		825,001
Stock compensation expense in connection with issuance of common stock	153,155	153	409,899		410,052
Stock issued for acquisition of BTA	201,439	201	604,116		604,317
Cancellation of shares	(100,000)	(100)	100		-
Net loss	-	-	-	(232,226)	(232,226)
Balance, September 30, 2021	22,126,793	$22,127	$32,525,413	$(33,315,114)	$(767,575)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2021	22,205,248	$22,205	$32,830,497	$(33,868,518)	$(1,015,817)
Stock issued for cash at $3.28 per share	8,000	8	26,232		26,240
Stock compensation expense in connection with issuance of common stock	1,258,075	1,258	1,920,989		1,922,247
Stock issued in connection with warrant exercise	73,250	73	43,677		43,750
Debt discount for warrants		-	1,488,928		1,488,928
Return of shares for financing commitment	(62,500)	(63)	63	-	-
Net loss	-	-	-	(4,825,015)	(4,825,015)
Balance, September 30, 2022	23,482,073	$23,482	$36,310,385	$(38,693,533)	$(2,359,666)

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net loss	$(4,825,015)	$(232,226)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	108,818	22,491
Share-based compensation	1,965,997	430,981
Debt discount for warrants	1,488,928	-
Issuance of common stock for acquisition	-	604,317
Gain on the forgiveness of debt	-	(53,493)
Change in operating assets and liabilities:
Accounts receivable	-	3,900
Prepaid expenses	(33,246)	(123,113)
Accounts payable and accrued expenses	197,932	(158,128)
Deferred revenue	21,000	-
Net cash provided by (used in) operating activities	(1,075,585)	494,730

Cash flows from investing activities:
Purchase of BTA subsidiary	-	(1,349,457)
Purchase of computer equipment	(1,033,500)	-
Net cash used in investing activities	(1,033,500)	(1,349,457)

Cash flows from financing activities:
Proceeds from loans payable	-	18,265
Payment of notes payable	(39,265)	-
Proceeds from issuance of notes payable	2,132,472	150,000
Proceeds from common stock issuance	26,240	825,000
Net cash provided by financing activities	2,119,447	993,265

Net increase in cash and cash equivalents	10,362	138,538
Cash and cash equivalents at the beginning of the period	75,699	26,326
Cash and cash equivalents at the end of the period	$86,061	$164,864

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

The Crypto Company was incorporated in the State of Nevada on March 9, 2017. The Company is engaged in the business of providing consulting, training, and educational and related services for distributed ledger technologies (“blockchain”), for corporate and individual clients, enterprises for general blockchain education, as well as for the building of technological infrastructure and enterprise blockchain technology solutions. In recent periods the Company has generated revenues and incurred expenses primarily through these consulting and related operations. In February 2022 the Company acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. The mining equipment generated approximately $21,000 in revenue during the nine months ended September 30, 2022. Although the Company divested the bitcoining mining equipment it acquired in February 2022, it owns twenty bitcoin miners it later acquired. The bitcoin miners the Company currently owns are not in active operation due to market conditions. The Company expects to put its bitcoin miners into active operations when market conditions indicate they can be profitably operated.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2022, the Company had cash of $86,061. In addition, the Company’s net loss was $4,825,015 for the nine months ended September 30, 2022 and the Company’s had a working capital deficit of $3,546,037. As of September 30, 2022, the accumulated deficit amounted to $38,693,533. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of September 30, 2022, the Company had written off the value of its investments in cryptocurrency.

Investments non-cryptocurrency

The Company previously invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of September 30, 2022, and December 31, 2021 the Company had written-off its investments in non-cryptocurrency.

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

As of September 30, 2022, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the period ended September 30, 2022, the Company’s main source of revenue was consulting and education services to numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

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

Revenues from Mining at Hosted Locations

The Company has their mining equipment a hosting facility managed by a third party (“Host”). The equipment generating the hosting revenue is owned by the Company. Through the period ended September 30, 2022 the Host accepted the mining proceeds daily from a mining pool into a cold wallet address in the Host’s name. The Host sends the Company its portion daily, as the Host receives such proceeds. Hosting revenues consist of amounts received in U.S. dollars for a percentage of cryptocurrency generated by the Host.

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

On January 1, 2019, the Company adopted ASC No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Previously, share-based payments to nonemployees was accounted for in accordance with ASC No. 505, Equity-Based Payments to Non-Employees, which required compensation cost to be remeasured at fair value at each reporting period when the award vests. As a result, stock option-based payments to non- employees resulted in significant volatility in compensation expense in prior years.

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

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the nine and three-month period ended September 30, 2022, and 2021, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

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

As a result of the foregoing the Company initially recorded goodwill of $1,349,457. The Company conducted a valuation study on the acquisition of BTA. The final valuation report determined the amount goodwill to be $740,469 and the remaining $650,000 of the goodwill relates to amortizable intangibles amortized over a fifteen-year period, or approximately $54,166 per year.

During the nine months ended September 30, 2022 the Company recorded $32,499 in amortization expense.

NOTE 5 – NOTE PAYABLE

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (collectively, the “CoinTracking Note”) in the principal amounts of $300,000, $700,000, and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of September 30, 2022, with a due date of March 31, 2023 which due date was extended from the prior due date of March 31, 2021 pursuant to an amendment dated December 28, 2018. The CoinTracking Note bears interest at 3%, which is payable monthly, in arrears. All payments shall be applied first to all accrued and unpaid interest and second to the outstanding principal balance, as applicable.

Interest expense for Notes Payable was $223,965 for the nine-month period ended September 30, 2022, compared to $7,483, during the same nine-month period ended September 30, 2021, respectively.

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

The maturity dates of the promissory note delivered to each of BIT and IDI (originally May 15, 2022 and October 15, 2022) were, in each case extended by two months by mutual agreement of the parties due to supply chain delays effecting the shipment and delivery of the mining equipment to the Company. Subsequent to September 30, 2022, the Company entered into certain agreements with BIT and IDI whereby, among other things, the amounts due under each of the promissory notes was deemed satisfied in full

●	Effective January 13, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “Jan. AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (giving effect to a 10% original issue discount). The maturity date of the Jan. AJB Note was July 12, 2022. The Jan. AJB Note bears interest at 10% per year, and principal and accrued interest was to be due on the maturity date. In connection with a subsequent loan extended to the Company by AJB on or about May 3, 2022 (as further described below) the Company repaid all outstanding obligations that were due to AJB under the Jan. AJB Note.

●	Effective January 18, 2022, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “Sixth Street SPA”) entered into with Sixth Street Lending, LLC (“Sixth Street”) and issued a Promissory Note in the principal amount of $116,200 (the “Sixth Street Note”) to Sixth Street in a private transaction to for a purchase price of $103,750 (giving effect to an original issue discount). The Company agreed to various covenants in the Sixth Street SPA. The Sixth Street Note had a maturity date of January 13, 2023 and the Company agreed to pay interest on the unpaid principal balance of the Sixth Street Note at the rate of twelve percent (12.0%) per annum from the date on which the Sixth Street Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Payments are due monthly, beginning in the end of February 2022. The Company had the right to prepay the Sixth Street Note in accordance with the terms set forth in the Sixth Street Note.

In connection with a subsequent loan extended to the Company by 1800 Diagonal Lending, LLC on or about September 30, 2022 (as further described below) the Company repaid all outstanding obligations that were due to Sixth Street under the Sixth Street Note.

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

The maturity date of the Efrat Note is September 7, 2022, although the maturity date may be extended for six months upon the consent of Efrat and the Company. This six month extension was exercised on ______. The Efrat Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Efrat Note at any time without penalty. Any failure by the Company to make required payments under the Efrat Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the April SPA or the Efrat Note, the Efrat Note will bear interest at 18%, Efrat may immediately accelerate the Efrat Note due date, Efrat may convert the amount outstanding under the Efrat Note into shares of Company common stock at a discount to the market price of the stock, and Efrat will be entitled to its costs of collection, among other penalties and remedies.

●	On May 3, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “May AJB SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $1,000,000 (the “May AJB Note”) to AJB in a private transaction for a purchase price of $900,000 (giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees.

At the closing the Company repaid all obligations owed to AJB pursuant to a 10% promissory note in the principal amount of $750,000 issued in favor of AJB in January 2022 as generally described above. After the repayment of that promissory note, and after payment of the fees and costs, the $138,125 net proceeds from the issuance of the May AJB Note was utilized for working capital and other general corporate purposes.

The maturity date of the May AJB Note is November 3, 2022, but it may be extended by the Company for six months with the interest rate to increase during the extension period. The Company has extended the maturity date of the May AJB Note. The May AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the May AJB Note at any time without penalty. Under the terms of the May AJB Note, the Company may not sell a significant portion of its assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the May AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the May AJB SPA or May AJB Note, the May AJB Note will bear interest at 18%, AJB may immediately accelerate the May AJB Note due date, AJB may convert the amount outstanding under the May AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

●	On July 8, 2022, The Company borrowed funds pursuant to a Securities Purchase Agreement (the “Diagonal SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “July Note”) from the Company in the aggregate principal amount of $79,250. Pursuant to the Diagonal SPA, the Company agreed to reimburse Diagonal for certain fees in connection with entry into the diagonal SPA and the issuance of the Note.

The maturity date of the Note is July 5, 2023 (the “Maturity Date”). The July Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the July Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the July Note. The conversion price under the July Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the July Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the July Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

Prior to the 180th day of the issuance date July Note, the Company may prepay the July Note in whole or in part, however, if it does so between the issuance date and the date which is 60 days from the issuance date, the repayment percentage is 115%. If the Company prepays the July Note between the 61st day after issuance and the 120th day after issuance, the prepayment percentage is 120%. If the Company prepays the July Note between the 121st day after issuance and 180 days after issuance, the prepayment percentage is 125%. After such time, the Company can submit an optional prepayment notice to Diagonal, however the prepayment shall be subject to the agreement between the Company and Diagonal on the applicable prepayment percentage.

●	On July 27, 2022, The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry purchased a 10% unsecured promissory Note (the “Coventry Note”) from the Company in the principal amount of $200,000, of which $40,000 was retained by Coventry through an “Original Issue Discount” for due diligence and origination related to the transaction. Pursuant to the terms of the Purchase Agreement, the Company also agreed to issue 25,000 shares of restricted common stock to Coventry as additional consideration for the purchase of the Coventry Note. In addition, in the Purchase Agreement the Company granted Coventry a right of first refusal with respect to certain types of equity financing transactions the Company may pursue or effect.

The Coventry Note bears interest at a rate of 10% per annum, with guaranteed interest (the “Guaranteed Interest”) of $20,000 being deemed earned as of date of issuance of the Coventry Note. The Coventry Note matures on July 15, 2023. The principal amount and the Guaranteed Interest is due and payable in seven equal monthly payments of $31,428.57, beginning on December 15, 2022 and continuing on the third day of each month thereafter until paid in full.

Any or all of the principal amount and the Guaranteed Interest may be prepaid at any time and from time to time, in each case without penalty or premium.

If an Event of Default (as defined in the Coventry Note) occurs, consistent with the terms of the Coventry Note, the Coventry Note will become convertible, in whole or in part, into shares of the Company’s common stock at Coventry’s option, subject to a 4.99% beneficial ownership limitation (which may be increased up to 9.99% by Coventry). The per share conversion price is 90% of the lowest volume-weighted average trading price during the 20-trading day period before conversion.

In addition to certain other remedies, if an Event of Default occurs, consistent with the terms of the Coventry Note, the Coventry Note will bear interest on the aggregate unpaid principal amount and Guaranteed Interest at the rate of the lesser of 18% per annum or the maximum rate permitted by law.

●	Effective September 30, 2022, The Company borrowed funds pursuant to a Securities Purchase Agreement (the “Sept. SPA”) entered into with Diagonal, and Diagonal purchased a convertible promissory note (the “Sept. Note”) from the Company in the aggregate principal amount of $108,936 (giving effect to an original issue discount). A portion of the proceeds from the sale of the Sept. Note were used by the parties to satisfy all remaining amounts due under a convertible promissory note dated January 11, 2022, issued by the Company to Sixth Street Lending, LLC. After payment of fees, and after satisfaction of the January 11, 2022 convertible promissory note in favor of Sixth Street Lending, the net proceeds to the Company were $80,000. The Sept. Note has a maturity date of September 26, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the Sept. Note at the rate of twelve percent (12.0%) per annum from the date on which the Sept. Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Payments are due monthly, beginning on November 15, 2022. The Company has the right to prepay the Sept. Note in accordance with the terms set forth in the Sept. Note. Following an event of default, and subject to certain limitations, the outstanding amount of the Sept. Note may be converted into shares of Company common stock. Amounts due under the Sept. Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day look back immediately preceding the date of conversion. In no event may the lender effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the lender and its affiliates would exceed 4.99% of the outstanding shares of Company common stock. In addition, upon the occurrence and during the continuation of an event of default the Sept. Note will become immediately due and payable and the Company shall pay to the lender, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Sept. Note.

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of September 30, 2022 and December 31, 2021.

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

Interest expense for Convertible Notes was $4,675 for the nine months ended September 30, 2022, and the nine months ended September 30, 2021, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of September 30, 2022, outstanding warrants to purchase shares of the Company’s common stock were as follows:

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

During the nine-month period ended September 30, 2022, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of September 30, 2022, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(years)	Value
Options outstanding, on December 31, 2021	2,281,429	$2.26	4.25	5,155,003
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on September 30, 2022	2,281,429	$2.26	3.50	$5,155,003
Vested and exercisable	2,281,429	$2.26	3.50	$5,155,003

The Company recognized $-0- for share-based compensation related to stock options for the nine month period ended September 30, 2022. There were no options exercised for the nine months ended September 30, 2022.

The Company granted 1,339,325 shares of restricted stock during the nine-month period ended September 30, 2022 (although such shares were not issued under the Plan).

The Company recognized $1,965,997 for share-based compensation related to restricted stock issued for the nine month period ended September 30, 2022. As of September 30, 2022, there was $-0- of unrecognized compensation costs related to stock options issued to employees and nonemployees, and the stock options had no intrinsic value since they were all “out of the money” as of September 30, 2022.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $-0- for the nine months ended September 30, 2022, and September 30, 2021, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Termination of a Material Definitive Agreement

Effective October 27, 2022 the Company entered into an agreement with each of BIT and IDI that served to terminate or modify certain prior agreements entered into by the parties in February 2022. As part of those agreements the Company sold the bitcoin miners it purchaserpurchased in 2022 and each of the promissory notes delivered by the Company in February 2022 to BIT and IDI are satisfied and extinguished in full. However, as a result as part of the transactions and accommodations, the Company now ownsacquired 20 new Bitcoin miners, however, these new miners are not currently in operation due to market conditions. The Company will monitor the price of Bitcoin and other market conditions, and seek to cause the new miners to be put into operation when market conditions indicate they can be operated in a profitable manner.

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

During the first quarter of 2022 the Company acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. The mining equipment mines bitcoin and the Company began to monetize the bitcoin mined from its equipment during the nine months ended September 30, 2022, and generated $40,000 in revenue during that period. Subsequent to September 30, 2022 the Company divested all of the bitcoin mining equipment it acquired in the first quarter of 2022, and, as part of that larger transaction acquired twenty new bitcoin miners. Those new miners are not currently active due to market conditions, including the price of bitcoin, that would likely result in their being operated at an overall loss. The Company intends to put its bitcoin miners into operation when market conditions indicate they can be operated profitably, and therefore the Company may not realize additional revenues from its bitcoin mining equipment during the remainder of 2022 (or beyond).

Comparison of the three months ended September 30, 2022, and the three months September 30, 2021

Revenue

Revenues for the three months ended September 30, 2022, and September 30, 2021, were $252,733 and $109,252, respectively. Revenue for the 2022 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

During the first quarter of 2022 the Company acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. The mining equipment mines bitcoin and the Company began to monetize the bitcoin mined from its equipment during the three months ended September 30, 2022 and generated approximately $21,000 in revenue.

General and administrative expenses

For the three months ended September 30, 2022, our general and administrative expenses were $305,723, a decrease of $116,251 compared to $421,974 for the period ended September 30, 2021. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. A significant portion of the increase in expense is attributable to the BTA acquisition that occurred in the 2021 period.

Amortization expense was $10,833 and $-0- for the three months ended September 30, 2022, and September 30, 2021, respectively. Depreciation expense was $32,708 and $-0- for the three months ended September 30, 2022, and September 30, 2021, respectively.

Share-based compensation was $181,487 and $97,387 for the three months ended September 30, 2022, and September 30, 2021, respectively.

Other income(expense)

During the three months ended September 30, 2022, other income was $4,100 compared to $135,842 during the three months ended September 30, 2021. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Interest expense

During the three months ended September 30, 2022, interest expense was $47,286 compared to $4,209 during the three months ended September 30, 2021. The increase is primarily attributed to debt discount calculated on the issuance of warrants, and the issuance of promissory notes payable during the 2022 period.

Comparison of the nine months ended September 30, 2022, and the nine months September 30, 2021

Revenue

Revenues for the nine months ended September 30, 2022, and September 30, 2021, were $515,767 and $220,397, respectively. Revenue for the 2022 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

During the first quarter of 2022 the Company acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. The mining equipment mines bitcoin and the Company began to monetize the bitcoin mined from its equipment during the nine months ended September 30, 2022 and generated $40,000 in revenue.

General and administrative expenses

For the nine months ended September 30, 2022, our general and administrative expenses were $1,414,053, an increase of $335,710 compared to $1,078,343 for the period ended September 30, 2021. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees. A significant portion of the increase in expense is attributable to the BTA acquisition that occurred in the 2021 period (and the related general and administrative expenses that we began to incur through BTA starting in April 2021).

Amortization expense was $32,499 and $22,491 for the nine months ended September 30, 2022, and September 30, 2021, respectively. Depreciation expense was $76,319 and $-0- for the nine months ended September 30, 2022, and September 30, 2021, respectively.

Share-based compensation was $1,965,997 and $430,981 for the nine months ended September 30, 2022, and September 30, 2021, respectively.

Other income(expense)

During the nine months ended September 30, 2022, other income was $85,865 compared to $1,091,350 during the nine months ended September 30, 2021. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Interest expense

During the nine months ended September 30, 2022, interest expense was $1,671,486 compared to $12,158 during the nine months ended September 30, 2021. The increase is primarily attributed to debt discount calculated on the issuance of warrants, and the issuance of notes payable during the period.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(1,075,585)	$494,730
Net cash used in investing activities	(1,033,500)	(1,349,457)
Net cash provided by financing activities	2,119,447	993,265
Net increase in cash and cash equivalents	$10,362	$138,538

Operating Activities

Net cash used in operating activities was $1,075,585 for the nine months ended September 30, 2022, compared to net cash provided by operating activities of $494,730 for the nine months ended September 30, 2021. The net cash used in operating activities during the 2022 period was primarily due to increases in general and administrative expenses of $1,414,053 for the nine months ended September 30, 2022, compared to $1,078,343 for the nine-month period ended September 30, 2021.

Investing Activities

Net cash used in investing activities was $1,033,500 for the nine months ended September 30, 2022, compared to 1,349,457 for the nine months ended September 30,2021. The decrease in cash used in investing activities was primarily due to the BTA acquisition having closed in the 2021 period, but partially offset by the acquisition of bitcoin mining equipment in February 2022.

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2022, was $2,119,447, compared to $993,265 for the nine months ended September 30, 2021. The increase in net cash from financing activities was mainly due to the resulting issuance of promissory notes during the nine months ended September 30, 2022.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6. Exhibits.

Exhibit Number	Document

10.1	Securities Purchase Agreement dated as of July 5, 2022 by and between The Crypto Company and 1800 Diagonal Lending, LLC

10.2	Convertible Promissory Note in favor of 1800 Diagonal Lending LLC, dated July 5, 2022

10.3	Security Securities Purchase Agreement dated as of July 15, 2022 by and between The Crypto Company and Coventry Enterprises, LLC

10.4	10.310% Promissory Note dated as of July 15, 2022 in favor of Coventry Enterprises LLC

10.5	Securities Purchase Agreement dated as of September 26, 2022 by and between The Crypto Company and 1800 Diagonal Lending, LLC

10.6	Convertible Promissory Note in favor of 1800 Diagonal Lending LLC, dated September 26, 2022

31.1 +	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: November 14, 2022	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

