Form 10-K
period 2022-12-31
Crypto Co
filed 2023-04-17
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                . to                .

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 the value of common stock held by non-affiliates was $6,592,297.

Number of shares outstanding of the Registrant’s common stock was 25,615,537 as of April 14, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE CRYPTO COMPANY

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products, applications, customers and technologies, and future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to execute our business plan and achieve profitability;
●	our levels of indebtedness;
●	rapidly advancing technology;
●	the impact of competitive or alternative services and technologies;
●	the impact of government regulations on certain uses of blockchain technology, volatility of digital assets in general, and the public perceptions of blockchain technology and crypto currency;
●	our exposure to and ability to defend third-party claims and challenges to our intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our history of losses;
●	our ability to identify and acquire additional assets or businesses to enhance our revenue sources;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

During the 2021 and 2022 fiscal years the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions.

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

Overview of Our Business

We are engaged in the business of providing consulting services and education for blockchain technology and for the building of technological infrastructure and enterprise blockchain technology solutions. During 2022 we generated revenues and incurred expenses primarily through these consulting operations. In February 2022 we acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. We generated some minimal revenue from this mining arrangement. However by the end of 2022 we exited that Bitcoin mining business because we determined that it wasn’t profitable.

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

Governmental Regulations

Various uses of blockchain technology are subject to regulation by various governmental entities such as the U.S. Securities and Exchange Commission (the “SEC”), the U.S. Commodities Future Trading Commission (“CFTC”), Federal Trade Commission (“FTC”), and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury) and governmental bodies in other countries. Other regulatory bodies are governmental or semi- governmental and have shown an interest in regulating or investigating companies engaged in the blockchain business (NASDAQ, NYSE, FINRA, state securities commissions).

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

Employees

As of April 1,2023 we had 8 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The trading symbol for our common stock is “CRCW”. On January 10, 2022 the Company’s common stock began being quoted on the OTCQB.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTCQB starting from January 10, 2022, and for periods prior to January 10, 2022 the OTC Grey market. The bid quotations reported by each of the OTCQB and OTC Grey market reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Period	High	Low
2022
First Quarter	$3.59	$1.71
Second Quarter	$1.90	$0.85
Third Quarter	$0.92	$0.34
Fourth Quarter	$0.46	$0.16

Period	High	Low
2021
First Quarter	$8.45	$2.25
Second Quarter	$4.80	$1.91
Third Quarter	$2.54	$1.90
Fourth Quarter	$5.09	$1.92

Holders

As of February 23, 2023 there were 129 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has issued equity awards in the form of stock options pursuant to The Crypto Company 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by stockholders on August 24, 2017. Under the terms of the 2017 Plan, a total of 5,000,000 shares of stock were reserved for issuance and / or as stock options.

The following table sets forth information about the 2017 Plan as of December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, at December 31, 2021	2,281,429	$2.26	5.25	5,155,003
Options granted	-	-
Options cancelled	-	-
Options exercised	-	-
Options outstanding, at December 31, 2022	2,281,429	$2.26	3.25	$5,155,003
Vested and exercisable at December 31, 2022	2,281,429	$2.26	3.25	$5,155,003

As of December 31, 2022, there remain 2,718,571 shares available for issuance under the 2017 Plan or that are not otherwise reserved under outstanding stock options.

Unregistered Sales of Equity Securities.

On February 9, 2023 we sold 125,000 shares of our common stock to our CEO in a private transaction for $25,000 in cash consideration. The shares were offered and sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On April 3, 2023 we sold 7,692 shares of our common stock to our CEO in a private transaction for $2,000 in cash consideration. The shares were offered and sold pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

Results of Continuing Operations

Comparison of the fiscal years ended December 31, 2022 and December 31, 2021

Revenue and cost of services

For the year ended December 31, 2022, revenues relating to consulting services were $619,538, compared to $434,552 for the year ended December 31, 2021. The increase in revenue is attributable to the acquisition of BTA. The operations of BTA became consolidated with Company operations on April 8, 2021.

Cost of services for the periods ended December 31, 2022 and December 31, 2021 were $369,313 and $273,796 respectively. The increase is attributable to the acquisition of BTA and is comprised of payroll expense.

General and administrative expenses and share-based compensation

For the year ended December 31, 2022, our general and administrative expenses were $1,864,543 an increase of 26.7% compared to $1,471,226 for the year ended December 31, 2021. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses for the Company excluding payroll at BTA, and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. The increase for the year ended December 31, 2022 reflects increased costs associated with being a public company including outside consulting, legal, and accounting costs, and costs incurred to effect the BTA acquisition and other business development efforts.

Share-based compensation was $2,104,126 for the year ended December 31, 2022, an increase of 186% compared to $736,144 for the year ended December 31, 2021. Share-based compensation increased due to warrant issuances in 2022 to various lenders as compared to less issuances in 2021.

Other Income

Other income for the year ended December 31, 2022 was 85,865 compared to $1,293,483 during the same period in 2021. The decrease in other income is primarily attributable to the recovery of token investments that had been previously written off amounting to $1,164,662 during the year ended December 31, 2021.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2022, we had cash on hand of $110,606. Our loss before provision for income taxes from continuing operations was $5,662,918 for the year ended December 31, 2022. Our working capital was negative $4,234,978 as of December 31, 2022.

During 2022 we funded our operations with various loans as described in the Report. We intend to continue funding our operations through debt instruments and, if possible, through equity issuances. There can be no assurances that we will be successful in obtaining additional funding, and if funding can be obtained on favorable terms.

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the year ended December 31, 2022 was $1,930,308 compared to net cash used of $152,241 for the year ended December 31, 2021. The increase was primarily due to a decrease in profitability in 2022, net of non- cash share based compensation.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $50,000 compared to net cash used of$786,151 for the year ended December 31, 2021. The difference is primarily attributable to the purchase by the Company of BTA in 2021 amounting to $786,1515 in cash used, compared to purchase of equipment of $50,000 in 2022 compared to -0- in the 2021 period.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $2,015,215, compared to $987,765 for the year ended December 31, 2021. The increase of $1,027,450 was primarily the result of an increase of proceeds from issuance of notes payable of $2,606,146 in 2022.

Subsequent to December 31, 2022, we raised approximately $248,500 in cash proceeds from various transactions described in Notes to the Financial Statements- Note 8 Subsequent Events

Critical Accounting Policies and Estimates

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

Significant assumptions used include management’s estimates of future growth rates, the amount and timing of future operating cash flows, capital expenditures, discount rates, as well as market and industry conditions and relevant comparable company multiples for the market approach. Assumptions utilized are highly judgmental, especially given the role technology plays in driving the demand for consulting services in the blockchain technology space. Based on the analysis that we performed at December 31, 2022, we determined that there was no impairment of our goodwill or intangible assets.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2022. Based upon management’s hiring of two independent SEC accounting consultants with extensive public company experience and the Company’s adoption of new policies relating to disclosure controls management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Based on its assessment, management has concluded that as of December 31, 2022, our disclosure controls and procedures and internal control over financial reporting were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

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

Name	Age	Position
Ronald Levy	63	Director, Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary
Anthony Strickland	53	Director
Holly Ruxin	53	Director

Biographical information with respect to our executive officers, directors and key employees is provided below. There are no family relationships between any of our executive officers, directors or key employees.

Ron Levy. Mr. Levy, 63, has served as our Chief Executive Officer and a Director since May 2018 and Interim Chief Financial Officer since December 2019. Mr. Levy has also served as our Chief Operating Officer since June 2017. Mr. Levy’s experience includes consulting for various emerging growth companies through various growth cycles. He also serves as Chief Operating Officer and beneficial owner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013.

Anthony Strickland. Mr. Strickland, 52, has served as a member of the Board since June 2017 and currently serves as President and Chief Executive Officer of Strong America, an advocacy group and political action committee, since June 2017. Mr. Strickland is a former member of the California State Senate, representing District 19 from 2008 to 2012, and a former California Assemblyman, representing the 37th District from 1998 to 2004. He served as Vice President of GreenWave Energy Solutions LLC, a company that seeks to harness the power of ocean waves to provide energy to Californians, from January 2007 to November 2008. Mr. Strickland earned his B.A. in political science from Whittier College. Because of his experience in legislation and ability to offer guidance on regulatory matters, we concluded that Mr. Strickland should serve as a member of the Board.

Holly Ruxin. Ms. Holly Ruxin, 52, has served as a member of the Board since April 2018 and currently serves as Chief Executive Officer of Montcalm TCR, a San Francisco-based wealth management and capital markets trading firm. Ms. Ruxin began her investment career at Goldman Sachs in the fixed income derivatives arena, and she has managed client assets and led private client teams at Morgan Stanley, Montgomery Securities and Bank of America for over twenty years. Ms. Ruxin is also the founder of Trevor TCR, a non-profit organization designed to invest in what matters and achieve transformation through giving. Ms. Ruxin received a Master of Business Administration in Finance from Columbia University and a Bachelor of Arts in Economics from the University of Michigan. We determined that Ms. Ruxin should serve as a director because of her extensive asset management and capital markets experience.

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

Item 11. Executive Compensation 2022 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2022.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ron Levy, (Chief Executive, Interim Chief	2022	$360,000	(2)	-	-	-	-	-	$360,000
Financial Officer, and Chief Operating Officer(1)	2021	$360,000	(2)	-	-	-	-	-	$360,000

(1)	Appointed as Chief Executive Officer on May 21, 2018.

(2)	The total CEO’s salary for the years ended December 31, 2022 and December 31, 2021 was $360,000 per year. The total salary for the two years amounted to $720,000 of which $711,316 of this amount has been deferred and is recorded in accrued expenses on the Company’s balance sheet as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2020, the Company issued a total of 500,000 stock options to non-employee members of its board of directors, 1,250,000 stock options to its chief executive officer, and 170,000 stock options to others. The Company did not grant any options to its officers or directors during the 2022 fiscal year.

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

The table below summarizes the compensation earned or paid to our non-employee directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Holly Ruxin	80,004	-	80,004	(1)
Anthony Strickland	80,004	-	80,004	(2)

(1)	As of December 31, 2022, a total of $320,349 of Director’s fees from prior and current periods was accrued and remains unpaid as of the date of this Report.

(2)	As of December 31, 2022, a total of $292,016 of Director’s fees from prior and current periods was accrued and remains unpaid as of the date of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 1, 2023 regarding the beneficial ownership of our common stock by the following persons:

●	each stockholder or group of stockholders who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Percentage ownership of our common stock is based on 25,615,537 shares of our common stock outstanding as of April 12, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o The Crypto Company, 23823 Malibu Road #50477, Malibu, California 90265. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of April 1, 2023, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Ron Levy (1)	6,932,427	27.1%

Anthony Strickland (2)	515,000	2.0%

Holly Ruxin (3)	365,000	1.4%

All Directors and Executive Officers as a Group	7,812,427	30.5%

5% Shareholders

James Gilbert	7,434,821	29.0%

Rafael Furst	2,137,309	8.3%

(1)	Mr. Ron Levy is a beneficial owner of KOL Partners, LLC, which is a managing member of Ladyface Capital, LLC. Accordingly, Mr. Levy may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Redwood Fund LP is the direct beneficial owner of 3,031,810 shares of Common Stock of the Company. Ron Levy is the beneficial owner of KOL Partners, LLC, which is a member of Imperial Strategies, LLC with a majority ownership interest and may be deemed may be deemed to have voting and investment power over the 2,085,617 shares beneficially owned by Imperial Strategies, LLC. Includes vested options to purchase 1,250,000 shares of Common Stock that may be exercised at any time.

(2)	Includes vested options to purchase 496,429 shares of Common Stock that may be exercised at any time.

(3)	Includes vested options to purchase 350,000 shares of Common Stock that may be exercised at any time.

Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2022 were filed in a timely manner, except that, as a result of administrative errors, each of our outside directors, Anthony Strickland and Holly Ruxin, filed a Form 4 in March 2022 reporting the receipt of a restricted stock grant in January 2022.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2022 and 2021 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2022	2021
Audit fees	$99,000	$111,000
Total fees	$99,000	$111,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

Exhibit		Incorporated by Reference
No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17	000-55726

2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17	000-55726

2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17	000-55726

2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18	000-55726

2.5	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH	8-K	2.1	1/4/19	000-55726

2.6	Stock Purchase Agreement by and among The Crypto Company, Blockchain Training Alliance, Inc. and certain stockholders dated March 15, 2021	10-K	2.6	3/30/2021	000-55726

3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17	000-55726

3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17	000-55726

3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17	000-55726

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17	000-55726

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.1	2/7/2023	000-55726

3.5	Amended and Restated Bylaws	8-K	3.1	2/28/18	000-55726

4.1	Description of Securities	10-K	4.1	7/26/19	000-55726

10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17	000-55726

10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17	000-55726

10.4	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17	000-55726

10.5	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17	000-55726

10.6	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17	000-55726

10.7	Form of Non-Qualified Stock Option Agreement	8-K	10.1	4/17/18	000-55726 **

10.8	Separation Agreement and General Mutual Release	8-K	10.1	5/25/18	000-55726

10.9	Form of Director Services Agreement	8-K	10.2	5/25/18	000-55726 **

10.14	Securities Purchase Agreement, dated February 24, 2022, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.14	03-10-2022	000-55726

10.15	Promissory Note in favor of Sixth Street Lending LLC, dated February 24, 2022	10-K	10.15	03-10-2022	000-55726

10.16	Common Stock Purchase Warrant, dated February 24, 2022, for 200,000 shares issued by Crypto Company to AJB Capital Investments.	10-K	10.16	03-10-2022	000-55726

10.17	Promissory Note in favor of Innovative Digital Investors, LLC, dated February 23, 2022	10-K	10.17	03-10-2022	000-55726

10.18	Promissory Note in favor of Bitmine Immersion Technologies, LLC, dated February 23, 2022	10-K	10.18	03-10-2022	000-55726

10.19	Purchase Agreement and Bill of Sale, dated February 23, 2022, between The Crypto Company and Innovative Digital Investors, LLC	10-K	10.19	03-10-2022	000-55726

10.20	Purchase Agreement and Bill of Sale, dated February 23, 2022, between The Crypto Company and Bitmine Immersion Technologies, LLC	10-K	10.20	03-10-2022	000-55726

10.21	AJB Security Agreement dated 2-24-2022				*

10.22	Efrat Note dated 4-7-2022				*

10.23	Efrat Secruity Agreement dated 4-7-2022				*

10.24	Efrat SPA dated 4-7-2022				*

10.25	AJB Note dated 5-3-2022				*

10.26	AJB SPA dated 5-3-2022				*

10.27	AJB Security Agreement dated 5-3-2022				*

10.28	1800 Diagonal Note dated 7-5-2022				*

10.29	1800 Diagonal SPA dated 7-5-2022				*

10.30	Coventry Note dated 7-15-2022				*

10.31	Coventry SPA dated 7-15-2022				*

10.32	1800 Diagonal Note dated 9-26-2022				*

10.33	1800 Diagonal SPA dated 9-26-2022				*

10.34	1800 Diagonal Note 12-9-2022				*

10.35	1800 Diagonal SPA dated 12-9-2022				*

10.36	1800 Diagonal Note dated 1-3-2023				*

10.37	1800 Diagonal SPA dated 1-3-2023				*

10.38	Fast Capital Note dated 1-30-2023				*

10.39	Fast Capital SPA dated 1-30-2023				*

10.40	1800 Diagonal Note dated 3-2-2023				*

10.41	1800 Diagonal SPA dated 3-2-2023				*

21.1	List of Subsidiaries of The Crypto Company	10-K	21.1	03-10-2022	000-55726

31	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 302 of the Sarbanes-Oxley Act of 2002				*

32	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 906 of the Sarbanes-Oxley Act of 2002				*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on April 17, 2023.

THE CRYPTO COMPANY
(Registrant)

By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the April 17, 2023.

Signature	Title

/s/ Ron Levy	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
Ron Levy	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Strickland
Anthony Strickland	Director

/s/ Holly Ruxin
Holly Ruxin	Director

THE CRYPTO COMPANY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Crypto Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Crypto Company (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2019

Lakewood, CO

April 14, 2023

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,606	$75,699
Prepaid expenses	81,317	86,179
Total current assets	191,923	161,878
Fixed assets	50,000	-
Goodwill	740,469	740,469
Intangible assets, net	574,169	617,501
TOTAL ASSETS	$1,556,561	$1,519,848

COMMITMENT AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,265,548	$1,933,800
Notes payable, net	2,211,353	444,500
Total current liabilities	4,476,901	2,378,300
Convertible debt	125,000	125,000
Notes payable - other	14,100	32,365
TOTAL LIABILITIES	4,616,001	2,535,665

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 750,000,000 shares authorized, 23,950,380 and 22,205,248 shares issued and outstanding, as of December 31, 2022 and 2021, respectively	23,950	22,205
Additional paid-in-capital	36,448,046	32,830,496
Accumulated deficit	(39,531,436)	(33,868,518)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,059,440)	(1,015,817)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,556,561	$1,519,848

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended
	December 31, 2022	December 31, 2021

Revenue:
Services	$619,538	$434,552
Cost of services	369,313	273,796
Gross profit	250,225	160,756

Operating expenses:
General and administrative expenses	1,864,543	1,471,226
Amortization	43,332	32,499
Depreciation	87,222	-
Share-based compensation - employee	275,351	114,020
Share-based compensation - non-employee	1,828,775	622,124
Total Operating Expenses	4,099,223	2,239,869
Operating loss	(3,848,998)	(2,079,113)
Other income	18,265	145,188
Loss on disposal of business	(142,728)	-
Other income recovery of token investment	67,600	1,164,662
Interest expense	(1,757,057)	(16,367)
Loss before provision for income taxes	(5,662,918)	(785,630)
Provision for income taxes	-	-
Net loss	$(5,662,918)	$(785,630)

Net loss per share, basic and diluted	$(0.24)	$(0.04)
Weighted average common shares outstanding – basic and diluted	23,188,092	22,062,375

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2020	21,417,841	$21,418	$30,665,823	$(33,082,888)	$(2,395,647)
Stock issued in connection with warrant exercise	41,858	42	20,887		20,929
Stock issued for cash at $2.00 per share, with warrants	412,500	413	824,588		825,000
Stock compensation expense in connection with issuance of common stock	231,610	232	714,983		715,215
Stock issued for acquisition of BTA	201,439	201	604,116		604,317
Cancellation of shares	(100,000)	(100)	100		-
Net loss	-	-	-	(785,630)	(785,630)
Balance, December 31, 2021	22,205,248	$22,205	$32,830,497	$(33,868,518)	$(1,015,817)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2021	22,205,248	$22,205	$32,830,497	$(33,868,518)	$(1,015,817)
Stock issued for cash at $3.28 per share	8,000	8	26,232		26,240
Stock compensation expense in connection with issuance of common stock	1,726,382	1,726	2,058,650		2,060,377
Stock issued in connection with warrant exercise	73,250	73	43,677		43,750
Debt discount for warrants		-	1,488,928		1,488,928
Return of shares for financing commitment	(62,500)	(63)	63	-	-
Net loss	-	-	-	(5,662,918)	(5,662,918)
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net loss	$(5,662,918)	$(785,630)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	130,554	32,499
Share-based compensation	2,104,126	736,144
Debt discount for warrants	1,488,928	-
Loss on disposal of equipment	(327,608)	-
Gain on the forgiveness of debts	-	(53,493)
Change in operating assets and liabilities:
Accounts receivable	-	3,900
Prepaid expenses	4,862	(86,179)
Accounts payable and accrued expenses	331,748	518
Net cash (used in) operating activities	(1,930,308)	(152,241)

Cash flows from investing activities:
Purchase of BTA subsidiary	-	(786,151)
Purchase of computer equipment	(50,000)	-
Net cash used in investing activities	(50,000)	(786,151)

Cash flows from financing activities:
Proceeds from loans payable	-	18,265
Payment of notes payable	(761,671)	-
Proceeds from issuance of notes payable	2,750,646	144,500
Proceeds from common stock issuance	26,240	825,000
Net cash provided by financing activities	2,015,215	987,765

Net increase in cash and cash equivalents	34,907	49,373
Cash and cash equivalents at the beginning of the period	75,699	26,326
Cash and cash equivalents at the end of the period	$110,606	$75,699

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of cash flow information:
Common Stock issued for BTA acquisition	$-	$604,317

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

During the years ended December 31, 2022 and 2021, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Annual Report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2022, the Company had cash of $86,061. In addition, the Company’s net loss was $5,662,918 for the year ended December 31, 2022 and the Company’s had a working capital deficit of $4,284,978. As of December 31, 2022 the accumulated deficit amounted to $39,531,436. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Use of estimates – The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, allocation of revenue on software subscriptions, valuation of goodwill from business acquisitions, valuation and recoverability of investments, valuation allowances of deferred taxes, and share- based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

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

As of the December 31, 2022 and 2021 there were $-0- in investments in cryptocurrency on the Company’s Balance Sheet. However, during the year ended December 31, 2022 the Company received tokens from cryptocurrency investments that were previously written down to -0- value. These tokens were immediately liquidated, and the total proceeds received from them was $67,600 and classified as “Other Income from the Recovery of Tokens” in the Company’s Statement of Operations.

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

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of December 31, 2022 the Company determined that no impairment had occurred.

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

As of December 31, 2022, we had a net operating loss carryforward for federal income tax purposes of approximately $10,613,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the year ended December 31, 2022 and the year ended December 31, 2021, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $31,777 of marketing expenses for the year ended December 31, 2022, compared to $33,965 for year ended December 31, 2021.

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

During the twelve months ended December 31, 2022 the Company recorded $43,332 in amortization expense. As of December 31, 2022 the balance of goodwill and intangibles was $740,469 and $574,169 compared to $740,469 and $617,501, respectively.

Effective October 27, 2022, the “Company entered into an agreement with each of Bitmine Immersion Technologies, Inc. (“BIT”) and Innovative Digital Investors, LLC (“IDI”) that served to terminate or modify certain prior agreements entered into by the parties in February 2022.

Pursuant to an agreement with BIT, BIT repurchased from the Company all of the Bitcoin miners purchased by the Company from BIT in February 2022, and also purchased certain of the Bitcoin miners purchased by the Company from IDI in February 2022. As part of these transactions, the parties agreed that any remaining amounts due under the promissory note delivered by the Company to BIT in February 2022 in the original principal amount of $168,750 was cancelled and extinguished. BIT delivered cash consideration of $212,750 to the Company to pay the remainder of the consideration owed to the Company to repurchase the miners it delivered to the Company in February 2022 and to purchase certain miners IDI sold to the Company in February 2022.

In addition, pursuant to an agreement with IDI, IDI repurchased from the Company certain Bitcoin miners purchased by the Company from IDI in February 2022. The Company and IDI agreed that any remaining amounts due under the promissory note delivered by the Company to IDI in February 2022 in the original principal amount of $348,000 was cancelled and extinguished. IDI also agreed to sell and deliver 20 new Bitcoin miners to the Company. As part of the agreements and accommodations by the Company, IDI and BIT the parties terminated the hosting agreement between the Company, BIT and IDI entered into in February 2022.

As a result of these transactions the Company no longer owns any of the Bitcoin miners it acquired in February 2022 and each of the promissory notes delivered by the Company in February 2022 to BIT and IDI are satisfied and extinguished in full.

NOTE 5 – SUMMARY OF STOCK OPTIONS AND WARRANTS

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

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term
	of Shares	Price	(years)

Options outstanding, at December 31, 2020	2,281,349	$2.26
Options granted
Options cancelled
Options exercised
Options outstanding, at December 31, 2021	2,281,349	$2.26	4.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at December 31, 2022	2,281,349	$2.26	3.25

The Company recognized $-0- and $-0- of compensation expense related to stock options for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 these options had no intrinsic value since they were all out of the money as of December 31, 2022.

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

The range of assumptions used for the year ended December 31, 2022 was as follows:

Schedule Of Stock Option Assumptions

Year ended December 31, 2022 Ranges
Volatility	102%
Expected dividends	0%
Expected term (in years)	5 – 10 years
Risk-free rate	0.40%

The Company recognized $2,086,151 and $715,215 of compensation expense related to restricted stock awards for the years ended December 31, 2022 and 2021, respectively. The $2,086,151 dollar expense represented the issuance of 748,146 shares for services which were valued at approximately $1.50 per share based on the Company’s stock trading price on the OTC market on the date of issuance.

As of December 31, 2022 the Company had 2,009,167 warrants outstanding comprised of the following:

●	50,000 warrants exercisable at a strike price of $0.01 expiring at various times between February and June 2030
●	362,500 warrants exercisable at a strike price of $0.50 expiring in February 2026
●	1,596,667 warrants exercisable at a strike price of $5.25 expiring at between January and May 2025.

NOTE 6 – RELATED PARTY TRANSACTIONS

There were no related party transaction in 2022 or 2021.

NOTE 7 – NOTE PAYABLE

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

The maturity dates of the bitmine promissory note delivered to each of BIT and IDI (originally May 15, 2022 and October 15, 2022) were, in each case extended by two months by mutual agreement of the parties due to supply chain delays effecting the shipment and delivery of the mining equipment to the Company. See Note 10 “Subsequent Events” for an update this agreement

● Effective January 13, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “Jan. AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (giving effect to a 10% original issue discount). The maturity date of the Jan. AJB Note was July 12, 2022. The Jan. AJB Note bears interest at 10% per year, and principal and accrued interest was to be due on the maturity date. In connection with a subsequent loan extended to the Company by AJB on or about May 3, 2022 (as further described below) the Company repaid all outstanding obligations that were due to AJB under the Jan. AJB Note.

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

● On July 8, 2022, The Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $79,250. Pursuant to the SPA, the Company agreed to reimburse Diagonal for certain fees in connection with entry into the SPA and the issuance of the Note. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

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

● On September 30, 2202, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $108,936 (giving effect to an original issue discount). The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

A portion of the proceeds from the sale of the Note were used by the parties to satisfy all remaining amounts due under a convertible promissory note dated January 11, 2022, issued by the Company to Sixth Street Lending, LLC. After payment of fees, and after satisfaction of the January 11, 2022 convertible promissory note in favor of Sixth Street Lending, the net proceeds to the Company were $80,000, which will be used for working capital and other general corporate purposes.

The Note has a maturity date of September 26, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12.0%) per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Payments are due monthly, beginning on November 15, 2022. The Company has the right to prepay the Note in accordance with the terms set forth in the Note.

Following an event of default, and subject to certain limitations, the outstanding amount of the Note may be converted into shares of Company common stock. Amounts due under the Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day lookback immediately preceding the date of conversion. In no event may the lender effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the lender and its affiliates would exceed 4.99% of the outstanding shares of Company common stock. In addition, upon the occurrence and during the continuation of an event of default the Note will become immediately due and payable and the Company shall pay to the lender, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Note.

● On December 15, 2022, Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $88,760 (giving effect to an original issue discount). Net proceeds from the sale of the Note will be used primarily for general working capital purposes. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The Note has a maturity date of December 9, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12.0%) per annum, with interest being payable through a one-time interest charge of $10,651 being applied on the principal amount of the Note on the issuance date. Payments are due monthly, beginning on January 30, 2023. The Company has the right to prepay the Note in accordance with the terms set forth in the Note.

Following an event of default, and subject to certain limitations, the outstanding amount of the Note may be converted into shares of Company common stock. Amounts due under the Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day lookback immediately preceding the date of conversion. In no event may the lender effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the lender and its affiliates would exceed 4.99% of the outstanding shares of Company common stock. In addition, upon the occurrence and during the continuation of an event of default the Note will become immediately due and payable and the Company shall pay to the lender, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Note.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

● On January 10, 2023, The Crypto Company (the “Company”) borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $79,250. Pursuant to the SPA, the Company agreed to reimburse Diagonal for certain fees in connection with entry into the SPA and the issuance of the Note. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The maturity date of the Note is January 3, 2024 (the “Maturity Date”). The Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Note. The conversion price under the Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

The Company may prepay the Note in whole, however, if it does so between the issuance date and the date which is 60 days from the issuance date, the repayment percentage is 115%. If the Company prepays the Note on or between the 61st day after issuance and the 90th day after issuance, the prepayment percentage is 120%. If the Company prepays the Note on or between the 91st day after issuance and 180 days after issuance, the prepayment percentage is 125%. After such time, the Company can submit an optional prepayment notice to Diagonal, however the prepayment shall be subject to the agreement between the Company and Diagonal on the applicable prepayment percentage.

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

● On February 2, 2023, The Crypto Company (the “Company”) borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with Fast Capital, LLC (“Fast Capital”), and Fast Capital purchased a 10% convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $115,000. The Note has an original issue discount of $10,000, resulting in gross proceeds to the Company of $105,000. Pursuant to the SPA, the Company agreed to reimburse Fast Capital for certain fees in connection with entry into the SPA and the issuance of the Note. The SPA contains certain covenants and customary representations and warranties by the Company and Fast Capital typically contained in such documents.

The maturity date of the Note is January 30, 2024. The Note bears interest at a rate of 10% per annum, and a default interest of 24% per annum. Interest is payable in shares of Company common stock.

For the first six months, the Company has the right to prepay principal and accrued interest due under the Note at a premium of between 15% and 40% depending on when it is repaid. The Note may not be prepaid after the 180th day of its issuance.

Fast Capital has the right at any time after the six-month anniversary of the date of issuance of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into Company common stock, subject to a beneficial ownership limitation. The conversion price of the Note equals 60% of the lowest closing price of the Company’s common stock for the 20 prior trading days, including the day upon which a notice of conversion is delivered.

The Note contains various covenants standard and customary events of default such as failing to timely make payments under the Note when due, the failure to maintain a listing on the OTC Markets or the Company defaulting on any other note or similar debt obligation into which the Company has entered and failed to cure within the applicable grace period. The occurrence of any of the events of default, entitle First Capital, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note. Upon an “Event of Default”, interest shall accrue at a default interest rate of 24%, and certain defined events of default may give rise to other remedies (such as, if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission then the conversion price of the Note may be decreased).

● On March 7, 2023, The Crypto Company (the “Company”) borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $54,250. Pursuant to the SPA, the Company agreed to reimburse Diagonal for certain fees in connection with entry into the SPA and the issuance of the Note. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The maturity date of the Note is March 2, 2024 (the “Maturity Date”). The Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Note. The conversion price under the Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

The Company may prepay the Note in whole, however, if it does so between the issuance date and the date which is 60 days from the issuance date, the repayment percentage is 115%. If the Company prepays the Note on or between the 61st day after issuance and the 90th day after issuance, the prepayment percentage is 120%. If the Company prepays the Note on or between the 91st day after issuance and 180 days after issuance, the prepayment percentage is 125%. After such time, the Company can submit an optional prepayment notice to Diagonal, however the prepayment shall be subject to the agreement between the Company and Diagonal on the applicable prepayment percentage.

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

