Form 10-Q
period 2023-03-31
Crypto Co
filed 2023-05-22
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of May 19, 2023 the issuer had 30,402,320 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short- term and long-term business operations, and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Our management cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events, and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,677	$110,606
Prepaid expenses	57,717	81,317
Total current assets	74,394	191,923
Fixed assets	-	50,000
Goodwill	740,469	740,469
Intangible assets	563,336	574,169
TOTAL ASSETS	$1,378,199	$1,556,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,457,771	$2,265,548
Deferred revenue	60,000	-
Notes payable, net	2,361,218	2,211,353
Total current liabilities	4,878,989	4,476,901
Convertible debt	125,000	125,000
Notes payable - other	13,864	14,100
TOTAL LIABILITIES	5,017,853	4,616,001

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 750,000,000 shares authorized, 25,740,537 and 23,950,380 shares issued and outstanding, respectively	25,741	23,950
Additional paid-in-capital	38,637,372	36,448,046
Accumulated deficit	(42,302,767)	(39,531,436)
TOTAL STOCKHOLDERS’ DEFICIT	(3,639,654)	(3,059,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,378,199	$1,556,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2023	March 31, 2022

Revenue:
Services	$156,893	$142,512
Cost of services	97,868	79,218
Gross profit	59,024	63,294

Operating expenses:
General and administrative expenses	431,049	631,390
Amortization	10,833	10,833
Depreciation	-	10,903
Share-based compensation - employee	6,761	163,000
Share-based compensation - non-employee	379,799	722,461
Total operating expenses	828,442	1,538,587
Operating loss	(769,418)	(1,475,293)
Other income	-	-
Loss on the sale of equipment	(31,000)	-
Other income - recovery of token investment	-	15,000
Interest expense	(1,970,913)	(1,023,883)

Loss before provision for income taxes	(2,771,331)	(2,484,176)
Provision for income taxes	-	-
Net loss	(2,771,331)	(2,484,176)

Net loss per share	$(0.11)	$(0.11)
Weighted average common shares outstanding – basic and diluted	25,097,908	22,502,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2021	22,205,248	$22,206	$32,830,497	$(33,868,518)	$(1,015,815)
Stock issued for cash at $3.28 per share	8,000	8	26,232		26,240
Stock compensation expense in connection with issuance of common stock	309,650	310	885,151		885,461
Warrants issued in connection with promissory notes			979,304		979,304
Net loss				(2,484,176)	(2,484,176)
Balance, March 31, 2022	22,522,898	$22,523	$34,721,184	$(36,352,694)	$(1,608,987)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)
Stock issued for cash at $5.00 per share	125,000	125	24,875		25,000
Stock compensation expense in connection with issuance of common stock	1,665,157	1,666	384,894		386,560
Debt discount for warrants			1,779,557		1,779,557
Net loss				(2,771,331)	(2,771,331)
Balance, March 31, 2023	25,740,537	$25,741	$38,637,372	$(42,302,767)	$(3,639,654)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net loss	$(2,771,331)	$(2,484,176)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,833	21,736
Share-based compensation	386,560	885,461
Debt discount for warrants	1,779,557	979,304
Loss on disposal of equipment	31,000	-
Change in operating assets and liabilities:
Prepaid expenses	23,600	27,157
Accounts payable and accrued expenses	192,224	65,749
Deferred revenue	60,000	-
Net (used in) operating activities	(287,557)	(504,769)

Cash flows from investing activities:
Purchase of computer equipment	-	(1,033,500)
Net cash (used in) investing activities	-	(1,033,500)

Cash flows from financing activities:
Payment of notes payable	(159,122)	-
Proceeds from issuance of notes payable	327,750	1,535,125
Proceeds from common stock issuance	25,000	26,241
Net cash provided by financing activities	193,628	1,561,366

Net (decrease) increase in cash and cash equivalents	(93,929)	23,097
Cash and cash equivalents at the beginning of the period	110,606	75,699
Cash and cash equivalents at the end of the period	$16,677	$98,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2023, the Company had cash of $16,677. In addition, the Company’s net loss was $2,771,331 for the three months ended March 31,2023 and the Company’s had a working capital deficit of $4,804,595. As of March 31, 2023, the accumulated deficit amounted to $42,302,767. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022.

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

As of March 31, 2023, the Company had written off the value of its investments in cryptocurrency.

Investments non-cryptocurrency

The Company previously invested in simple agreement for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens or both. As of March 31, 2023, and December 31, 2022 the Company had written-off its investments in non- cryptocurrency.

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

As of March 31, 2023, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the period ended March 31, 2023, the Company’s main source of revenue was consulting and education services to numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

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

Revenues from Mining at Hosted Locations

The Company has their mining equipment a hosting facility managed by a third party (“Host”). The equipment generating the hosting revenue is owned by the Company. Through the period ended March 31, 2023 the Host accepted the mining proceeds daily from a mining pool into a cold wallet address in the Host’s name. The Host sends the Company its portion daily, as the Host receives such proceeds. Hosting revenues consist of amounts received in U.S. dollars for a percentage of cryptocurrency generated by the Host.

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

The Company accounts for its share-based compensation using the Black-Scholes model to estimate the fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to the (i) expected volatility of the Company’s common stock price, (ii) expected life of the award, which for options is the time over which employees and non- employees are expected to hold their options prior to exercise, and (iii) risk-free interest rate.

Net loss per common share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three-month periods ended March 31, 2023, and 2022, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

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

During the three months ended March 31, 2023 the Company recorded $10,833 in amortization expense.

NOTE 5 – NOTE PAYABLE

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (collectively, the “CoinTracking Note”) in the principal amounts of $300,000, $700,000, and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 is outstanding as of September 30, 2022, with a due date of March 31, 2023 which due date was extended from the prior due date of March 31, 2021 pursuant to an amendment dated December 28, 2018. The CoinTracking Note bears interest at 3%, which is payable monthly, in arrears. All payments shall be applied first to all accrued and unpaid interest and second to the outstanding principal balance, as applicable. The maturity date of the CoinTracking Note has not been extended nor has any default been asserted by the lender.

Interest expense for Notes Payable was $189,816 for the three-month period ended March 31, 2023, compared to $223,965, during the same three-month period ended March 31, 2022, respectively.

●	On June 10, 2020, the Company received a loan from the Small Business Administration of $14,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

●	On February 24, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “Feb. SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $300,000 (the “Feb. Note”) to ABJ in a private transaction for a purchase price of $275,000 (giving effect to an original issue discount). The Feb. Note had a maturity date of August 24, 2022, but it may be extended for six months upon the consent of AJB and the Company. The Feb. Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Feb. Note at any time without penalty. The Company’s failure to make required payments under the AJB Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Feb. SPA or Feb. Note, the Feb. Note will bear interest at 18%, AJB may immediately accelerate the Feb. Note due date, AJB may convert the amount outstanding under the Feb. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

●	On April 7, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “April SPA”) entered into with Efrat Investments LLC (“Efrat”) and issued a Promissory Note in the principal amount of $220,000 to Efrat (the “Efrat Note”) in a private transaction for a purchase price of $198,000 (giving effect to an original issue discount).

The Efrat Note had a maturity date of September 7, 2022, although the maturity date may be extended for six months upon the consent of Efrat and the Company. The Efrat Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Efrat Note at any time without penalty. Any failure by the Company to make required payments under the Efrat Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the April SPA or the Efrat Note, the Efrat Note will bear interest at 18%, Efrat may immediately accelerate the Efrat Note due date, Efrat may convert the amount outstanding under the Efrat Note into shares of Company common stock at a discount to the market price of the stock, and Efrat will be entitled to its costs of collection, among other penalties and remedies.

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

The May AJB Note had a maturity date of November 3, 2022, but it may be extended by the Company for six months with the interest rate to increase during the extension period. The Company has extended the maturity date of the May AJB Note. The May AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the May AJB Note at any time without penalty. Under the terms of the May AJB Note, the Company may not sell a significant portion of its assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the May AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the May AJB SPA or May AJB Note, the May AJB Note will bear interest at 18%, AJB may immediately accelerate the May AJB Note due date, AJB may convert the amount outstanding under the May AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

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

On April 24, 2023, the Company received a letter (the “Notice of Conversion”) from Coventry formally notifying the Company of an event of default under Section 7(a)(i) of the Coventry Note. The Company was in violation of covenants in the Note that require the Company make the payment of any principal amount, guaranteed interest, or any other interest due under the Coventry Note, when due, subject to a five day cure period. Upon an event of default, consistent with the terms of the Coventry Note, the Coventry Note becomes convertible, in whole or in part, into shares of the Company’s Common Stock at Coventry’s option. As set forth in the Notice of Conversion, Coventry elected to convert $17,916.94 of principal and $2,083.06 of interest under the Note into Conversion Shares of the Company.

● On September 30, 2022, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $108,936 (giving effect to an original issue discount). The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

A portion of the proceeds from the sale of the Note were used by the parties to satisfy all remaining amounts due under a convertible promissory note dated January 11, 2022, issued by the Company to Sixth Street Lending, LLC. After payment of fees, and after satisfaction of the January 11, 2022 convertible promissory note in favor of Sixth Street Lending, the net proceeds to the Company were $80,000, which will be used for working capital and other general corporate purposes.

The Note has a maturity date of September 26, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12.0%) per annum from the date on which the Note was issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Payments are due monthly, beginning on November 15, 2022. The Company has the right to prepay the Note in accordance with the terms set forth in the Note.

Following an event of default, and subject to certain limitations, the outstanding amount of the Note may be converted into shares of Company common stock.

Amounts due under the Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day lookback immediately preceding the date of conversion. In no event may the lender effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the lender and its affiliates would exceed 4.99% of the outstanding shares of Company common stock. In addition, upon the occurrence and during the continuation of an event of default the Note will become immediately due and payable and the Company shall pay to the lender, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Note.

On May 8, 2023, the Company received a letter (the “Notice of Conversion”) from Diagonal formally notifying the Company of an event of default under Article III of the Note. The Company is in violation of covenants in the Note that require the Company make the payment of any principal or interest due under the Note, when due, subject to a ten day cure period. Upon an event of default, consistent with the terms of the Note, the Note becomes convertible, in whole or in part, into shares of the Company’s Common Stock at Diagonal’s option. As set forth in the Notice of Conversion, Diagonal elected to convert $15,000 of principal under the Note into Conversion Shares of the Company.

● On December 15, 2022, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $88,760 (giving effect to an original issue discount). Net proceeds from the sale of the Note will be used primarily for general working capital purposes. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The Note has a maturity date of December 9, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12.0%) per annum, with interest being payable through a one-time interest charge of $10,651 being applied on the principal amount of the Note on the issuance date. Payments are due monthly, beginning on January 30, 2023. The Company has the right to prepay the Note in accordance with the terms set forth in the Note.

Following an event of default, and subject to certain limitations, the outstanding amount of the Note may be converted into shares of Company common stock. Amounts due under the Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day lookback immediately preceding the date of conversion. In no event may the lender effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the lender and its affiliates would exceed 4.99% of the outstanding shares of Company common stock. In addition, upon the occurrence and during the continuation of an event of default the Note will become immediately due and payable and the Company shall pay to the lender, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Note.

● On December 29, 2022, the Company entered into a First Amendment to Promissory Note (the “Amendment”) to amend certain terms of a the Note originally issued by the Company on or about May 3, 2022 in favor of AJB Capital Investments, LLC (“AJB”). Pursuant to the Amendment, AJB loaned the Company an additional $125,000 (resulting in proceeds to the Company of $100,000 after giving effect to an original issue discount of $25,000), and, as a result the Amendment served to increase the face amount of the Note to $1,125,000 to give effect to the additional funds loaned to the Company. All transaction documents originally entered into by the parties in connection with the issuance of the Note were amended to cause the term “Principal” to mean the sum of $1,125,000. Except as amended by the Amendment all of the original terms and conditions of the Note remain as set forth in the original transaction documents.

The Company used proceeds of the additional loan amount, in part, to satisfy in full all remaining obligations owed by the Company pursuant to a promissory note in the principal amount of $79,250 issued in favor of 1800 Diagonal Lending, LLC in July 2022 (the “July Diagonal Note”). As a result, the July Diagonal Note is satisfied in full and was terminated.

● On January 10, 2023, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $79,250. Pursuant to the SPA, the Company agreed to reimburse Diagonal for certain fees in connection with entry into the SPA and the issuance of the Note. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The maturity date of the Note is January 3, 2024 (the “Maturity Date”). The Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Note. The conversion price under the Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

The Company may prepay the Note in whole, however, if it does so between the issuance date and the date which is 60 days from the issuance date, the repayment percentage is 115%. If the Company prepays the Note on or between the 61st day after issuance and the 90th day after issuance, the prepayment percentage is 120%. If the Company prepays the Note on or between the 91st day after issuance and 180 days after issuance, the prepayment percentage is 125%. After such time, the Company can submit an optional prepayment notice to Diagonal, however the prepayment shall be subject to the agreement between the Company and Diagonal on the applicable prepayment percentage.

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

● On February 2, 2023, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with Fast Capital, LLC (“Fast Capital”), and Fast Capital purchased a 10% convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $115,000. The Note has an original issue discount of $10,000, resulting in gross proceeds to the Company of $105,000. Pursuant to the SPA, the Company agreed to reimburse Fast Capital for certain fees in connection with entry into the SPA and the issuance of the Note. The SPA contains certain covenants and customary representations and warranties by the Company and Fast Capital typically contained in such documents.

The maturity date of the Note is January 30, 2024. The Note bears interest at a rate of 10% per annum, and a default interest of 24% per annum. Interest is payable in shares of Company common stock.

For the first six months, the Company has the right to prepay principal and accrued interest due under the Note at a premium of between 15% and 40% depending on when it is repaid. The Note may not be prepaid after the 180th day of its issuance.

Fast Capital has the right at any time after the six-month anniversary of the date of issuance of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into Company common stock, subject to a beneficial ownership limitation. The conversion price of the Note equals 60% of the lowest closing price of the Company’s common stock for the 20 prior trading days, including the day upon which a notice of conversion is delivered.

The Note contains various covenants standard and customary events of default such as failing to timely make payments under the Note when due, the failure to maintain a listing on the OTC Markets or the Company defaulting on any other note or similar debt obligation into which the Company has entered and failed to cure within the applicable grace period. The occurrence of any of the events of default, entitle First Capital, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note. Upon an “Event of Default”, interest shall accrue at a default interest rate of 24%, and certain defined events of default may give rise to other remedies (such as, if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission then the conversion price of the Note may be decreased).

● On March 7, 2023, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $54,250. Pursuant to the SPA, the Company agreed to reimburse Diagonal for certain fees in connection with entry into the SPA and the issuance of the Note. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The maturity date of the Note is March 2, 2024 (the “Maturity Date”). The Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Note. The conversion price under the Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

The Company may prepay the Note in whole, however, if it does so between the issuance date and the date which is 60 days from the issuance date, the repayment percentage is 115%. If the Company prepays the Note on or between the 61st day after issuance and the 90th day after issuance, the prepayment percentage is 120%. If the Company prepays the Note on or between the 91st day after issuance and 180 days after issuance, the prepayment percentage is 125%. After such time, the Company can submit an optional prepayment notice to Diagonal, however the prepayment shall be subject to the agreement between the Company and Diagonal on the applicable prepayment percentage.

Pursuant to the Note, as long as the Company has any obligations under the Note, the Company cannot without Diagonal’s written consent, sell, lease or otherwise dispose of any significant portion of its assets.

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

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of March 31, 2023 and December 31, 2022.

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

Interest expense for Convertible Notes was $1,541 for the three months ended March 31, 2023, and March 31, 2022, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of March 31, 2023, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
January 2022	Common Shares	January 12, 2025	$5.25	500,000
February 2022	Common Shares	February 24, 2025	$5.25	200,000
April 2022	Common Shares	April 7, 2025	$5.25	146,667
May 2022	Common Stock	May 3, 2025	$5.25	750,000
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000

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

During the three-month period ended March 31, 2023, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of March 31, 2023, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Term (years)	Intrinsic Value
Options outstanding, on December 31, 2022	2,281,429	$2.26	3.25	5,155,003
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on March 31, 2023	2,281,429	$2.26	3.00	$5,155,003
Vested and exercisable	2,281,429	$2.26	3.00	$5,155,003

The Company recognized $-0- for share-based compensation related to stock options for the three month period ended March 31, 2023. There were no options exercised for the three months ended March 31, 2023.

The Company granted 1,665,157 shares of restricted stock during the three-month period ended March 31, 2023 (although such shares were not issued under the Plan).

The Company recognized $386,560 for share-based compensation related to restricted stock issued for the three month period ended March 31, 2023. As of March 31, 2023, there was $-0- of unrecognized compensation costs related to stock options issued to employees and nonemployees, and the stock options had no intrinsic value since they were all “out of the money” as of March 31, 2023.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $-0- for the three months ended March 31, 2023, and March 31, 2022, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2023 the Company issued 6,286,783 common shares pursuant to the conversion of $162,154 of convertible debt.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical consolidated financial information, the following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC.

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

Results of Operations

Revenue

Revenues for the three months ended March 31, 2023, and March 31, 2022, were $156,893 and $142,512, respectively. Revenue for the 2023 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and administrative expenses

For the three months ended March 31, 2023, our general and administrative expenses were $431,049, a decrease of $200,341 compared to $631,390 for the period ended March 31, 2022. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $10,833 and $10,833 for the three months ended March 31, 2023, and March 31, 2022, respectively. Depreciation expense was $-0- and $10,903 for the three months ended March 31, 2023, and March 31, 2022, respectively.

Share-based compensation was $386,530 and $885,461 for the three months ended March 31, 2023, and March 31, 2022, respectively.

Other income(expense)

During the three months ended March 31, 2023, other income was $-0- compared to $15,000 during the three months ended March 31, 2022. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Interest expense

During the three months ended March 31, 2023, interest expense was $379,799 compared to $722,461 during the three months ended March 31, 2022. The decrease is primarily attributed to debt discount calculated on the issuance of warrants, and the issuance of promissory notes payable during the 2022 period.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three months ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(287,557)	$(504,769)
Net cash used in investing activities	-	(1,033,500)
Net cash provided by financing activities	193,628	1,561,366
Net increase(decrease) in cash and cash equivalents	$(93,929)	$23,097

Operating Activities

Net cash used in operating activities was $287,557 for the three months ended March 31, 2023, compared to net cash provided by operating activities of $504,769 for the three months ended March 31, 2022. The decrease in net cash used in operating activities during the 2023 period was primarily due to a decrease in general and administrative expenses of $200,341 for the three months ended March 31, 2023.

Investing Activities

Net cash used in investing activities was $-0- for the three months ended March 31, 2023, compared to 1,033,500 for the three months ended March 31, 2022. The decrease in cash used in investing activities was primarily due to the acquisition of bitcoin mining equipment in February 2022. In 2023, the Company exited the bitcoin mining initiative because it was not profitable.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2023, was $193,628, compared to $1,561,366 for the three months ended March 31, 2022. The decrease in net cash from financing activities was mainly due to the resulting issuance of promissory notes during the three months ended March 31, 2022.

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

Other than as discussed elsewhere in this Quarterly Report and our 2022 Annual Report, we are not aware of any trends, events, or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2022 Annual Report.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings.

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A. Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition.

ITEM 3. Defaults upon Senior Securities.

On May 8, 2023, the Company defaulted on the September 26, 2022 Diagonal Note. The Company was in violation of covenants in the Note that require the Company make the payment of any principal or interest due under the Note, when due, subject to a ten day cure period. Upon an event of default, consistent with the terms of the Note, the Note becomes convertible, in whole or in part, into shares of the Company’s Common Stock at Diagonal’s option. On May 8, 2023, the Company received a notice of default in the amount of $15,000. As per the terms of the Diagonal Note, upon the occurrence and during the continuation of an event of default, the Note will become immediately due and payable. As of the filing date of this quarterly report on Form 10-Q, the total arrearage is $38,205.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Document
10.41	AJB Capital Second Amendment dated April 14, 2022 to the May 3, 22 Note

10.42	AJB Capital Pre-Funded Common Stock Warrant April 14, 2023

10.43	AJB Capital Letter Regarding Note Increase and PreFunded Warrant 04.14.2023

31.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2023	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

