Form 10-Q
period 2023-06-30
Crypto Co
filed 2023-08-21
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 OR

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

As of August 21, 2023 the issuer had 96,738,845 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,682	$110,606
Prepaid expenses	19,117	81,317
Total current assets	36,799	191,923
Fixed assets	-	50,000
Goodwill	740,469	740,469
Intangible assets	552,503	574,169
TOTAL ASSETS	$1,329,771	$1,556,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,589,752	$2,265,548
Notes payable, net	2,408,045	2,211,353
Total current liabilities	4,997,797	4,476,901
Convertible debt	125,000	125,000
Notes payable - other	13,687	14,100
TOTAL LIABILITIES	5,136,484	4,616,001

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 53,821,118 and 23,950,380 shares issued and outstanding, respectively	53,821	23,950
Additional paid-in-capital	39,238,579	36,448,046
Accumulated deficit	(43,099,113)	(39,531,436)
TOTAL STOCKHOLDERS’ DEFICIT	(3,806,713)	(3,059,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,329,771	$1,556,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue:
Services	$106,610	$151,869	$255,202	$294,381
Cost of services	117,314	82,433	206,669	176,211
Gross margin	(10,705)	69,436	48,533	118,170

Operating expenses:
General and administrative expenses	320,500	506,390	765,525	1,123,370
Amortization	10,833	10,833	21,666	21,666
Depreciation	-	32,708	-	43,611
Share-based compensation - employee	-	109,447	6,761	272,447
Share-based compensation - non-employee	119,919	789,602	499,718	1,512,063
Total Operating Expenses	451,253	1,448,980	1,293,670	2,973,157
Operating loss	(461,957)	(1,379,545)	(1,245,137)	(2,854,987)
Other income	25,775	-	25,775	-
Loss on sale of equipment	-	-	(31,000)	-
Other income - recovery of token investment	-	66,765	-	81,765
Interest expense	(346,402)	(600,317)	(2,317,315)	(1,624,200)

Loss before provision for income taxes	(782,584)	(1,913,096)	(3,567,677)	(4,397,422)
Provision for income taxes	-	-	-	-
Net loss	(782,584)	(1,913,096)	(3,567,677)	(4,397,422)

Net income (loss) per share	$(0.08)	$(0.08)	$(0.12)	$(0.19)
Weighted average common shares outstanding – basic and diluted	35,731,866	23,000,073	30,444,263	22,752,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)
Stock issued for cash at $5.00 per share	125,000	125	24,875		25,000
Stock compensation expense in connection with issuance of common stock	1,665,157	1,666	384,894		386,560
Debt discount for warrants			2,031,499		2,031,499
Stock issued for loan payments	28,080,581	28,081	349,265		377,346
Net loss				(3,567,677)	(3,567,677)
Balance, June 30, 2023	53,821,118	$53,821	$39,238,579	$(43,099,113)	$(3,806,713)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2021	22,205,248	$22,206	$32,830,497	$(33,868,518)	$(1,015,815)
Stock issued for cash at $3.28 per share	8,000	8	26,232		26,240
Stock compensation expense in connection with issuance of common stock	904,921	905	1,739,855		1,740,760
Stock issued in connection with warrant exercise’	73,250	73	43,677		43,750
Debt discount for warrants			1,488,927		1,488,927
Net loss				(4,397,422)	(4,397,422)
Balance, June 30, 2022	23,191,419	$23,191	$36,129,189	$(38,265,940)	$(2,113,561)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(3,567,677)	$(4,397,422)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	21,666	65,277
Share-based compensation	506,479	1,784,510
Debt discount for warrants	2,031,499	1,488,927
Loss on disposal of equipment	31,000	-
Change in operating assets and liabilities:
Prepaid expenses	62,200	67,350
Accounts payable and accrued expenses	324,203	72,900
Deferred revenue	-	21,000
Net cash (used in) operating activities	(590,629)	(897,458)

Cash flows from investing activities:
Purchase of computer equipment	-	(1,033,500)
Net cash (used in) investing activities	-	(1,033,500)

Cash flows from financing activities:
Proceeds from loans payable	-	(18,265)
Payment of notes payable	(187,062)	-
Proceeds from issuance of notes payable	659,767	1,866,498
Proceeds from common stock issuance	25,000	26,240
Net cash provided by financing activities	497,705	1,874,473

Net (decrease) in cash and cash equivalents	(92,924)	(56,485)
Cash and cash equivalents at the beginning of the period	110,606	75,699
Cash and cash equivalents at the end of the period	$17,682	$19,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

NOTE 1 – BASIS OF PRESENTATION

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

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2023, the Company had cash of $17,682. In addition, the Company’s net loss was $3,567,677 for the six months ended June 30, 2023 and the Company’s had a working capital deficit of $4,960,998. As of June 30, 2023, the accumulated deficit amounted to $43,099,113. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of June 30, 2023, the Company had written off the value of its investments in cryptocurrency.

Investments Non-cryptocurrency

The Company previously invested in simple agreements for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of June 30, 2023, and December 31, 2022, the Company had written-off its investments in non- cryptocurrency.

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

As of June 30, 2023, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the period ended June 30, 2023, the Company’s main source of revenue was consulting and education services to numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

●	The customer receives and consumes the benefit provided by the Company’s performance as the Company performs.
●	The Company’s performance enhances an asset controlled by the customer.
●	The Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date.

The consulting and education services performed during the period ended June 30, 2023, meet more than one of the criteria above.

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

On January 1, 2019, the Company adopted ASC No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Previously, share-based payments to nonemployees was accounted for in accordance with ASC No. 505, Equity-Based Payments to Non-Employees, which required compensation cost to be remeasured at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees resulted in significant volatility in compensation expenses in prior years.

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

Net Loss per Common Share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the six-month periods ended June 30, 2023, and 2022, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 -GOODWILL AND INTANGIBLE ASSETS

The Company entered into a Stock Purchase Agreement (the “SPA”) effective as of March 24, 2021 with BTA and its stockholders. On April 8, 2021, the Company completed the acquisition of all of the issued and outstanding stock of BTA and BTA became a wholly owned subsidiary of the Company. At the closing, the Company delivered to the sellers a total of $600,000 in cash, promissory notes in the total principal amount of $150,000 bearing 1% interest per annum, and an aggregate of 201,439 shares of the Company’s common stock valued at $604,317, in accordance with the terms of the SPA. Additionally, the Company acquired $4,860 in cash from BTA.

As a result of the foregoing, the Company initially recorded goodwill of $1,349,457. The Company conducted a valuation study upon the closing of the acquisition of BTA. The final valuation report determined the amount goodwill to be $740,469, with the remaining $650,000 of the goodwill relating to amortizable intangibles amortized over a fifteen-year period, or approximately $54,166 per year.

During the six months ended June 30, 2023, the Company recorded $43,611 in amortization expense.

NOTE 5 – NOTES PAYABLE

On April 3, 2018, CoinTracking entered into a Loan Agreement (the “Loan Agreement”) with CoinTracking GmbH, which provided for total borrowings of up to $3,000,000. During 2018, CoinTracking borrowed $1,500,000 in exchange for three promissory notes (collectively, the “CoinTracking Note”) in the principal amounts of $300,000, $700,000, and $500,000, respectively. On December 31, 2018, the CoinTracking Note was still outstanding. On January 2, 2019, the Company sold its equity ownership stake in CoinTracking GmbH, and $1,200,000 of the sales proceeds were applied toward repayment of the $1,500,000 outstanding loan amount under the CoinTracking Note. The remaining balance of $300,000 was outstanding as of September 30, 2022, with a due date of March 31, 2023, which due date was extended from the prior due date of March 31, 2021 pursuant to an amendment dated December 28, 2018. The CoinTracking Note bears interest at 3%, which is payable monthly, in arrears. All payments shall be applied first to all accrued and unpaid interest and second to the outstanding principal balance, as applicable. The maturity date of the CoinTracking Note has not been extended nor has any default been asserted by the lender.

Interest expense for Notes Payable was $280,835 for the six-month period ended June 30, 2023, compared to $164,053, during the same six-month period ended June 30, 2022, respectively.

●	On June 10, 2020, the Company received a loan from the Small Business Administration of $14,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months. As of June 30, 2023, the balance remaining under the 2020 SBA Loan is $13,687.

●	On February 24, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “Feb. SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $300,000 (the “Feb. Note”) to ABJ in a private transaction for a purchase price of $275,000 (giving effect to an original issue discount). The Feb. Note had a maturity date of August 24, 2022, but it may be extended for six months upon the consent of AJB and the Company. The Feb. Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Feb. Note at any time without penalty. The Company’s failure to make required payments under the AJB Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Feb. SPA or Feb. Note, the Feb. Note will bear interest at 18%, AJB may immediately accelerate the Feb. Note due date, AJB may convert the amount outstanding under the Feb. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

●	On April 7, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “April SPA”) entered into with Efrat Investments LLC (“Efrat”) and issued a Promissory Note in the principal amount of $220,000 to Efrat (the “Efrat Note”) in a private transaction for a purchase price of $198,000 (giving effect to an original issue discount).

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

●	On May 3, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “May AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $1,000,000 (the “May AJB Note”) to AJB in a private transaction for a purchase price of $900,000 (giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees.

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

On December 29, 2022, the Company entered into a First Amendment to Promissory Note (the “May ABJ Amendment”) to amend certain terms of the May AJB Note. Pursuant to the May ABJ Amendment, AJB loaned the Company an additional $125,000 (resulting in proceeds to the Company of $100,000 after giving effect to an original issue discount of $25,000), and, as a result the May ABJ Amendment served to increase the face amount of the Note to $1,125,000 to give effect to the additional funds loaned to the Company. All transaction documents originally entered into by the parties in connection with the issuance of the May ABJ Note were amended to cause the term “Principal” to mean the sum of $1,125,000. Except as amended by the Amendment all of the original terms and conditions of the May ABJ Note remain as set forth in the original transaction documents.

The Company used proceeds of the additional loan amount, in part, to satisfy in full all remaining obligations owed by the Company pursuant to a promissory note in the principal amount of $79,250 issued in favor of 1800 Diagonal Lending, LLC in July 2022. As a result, the July Diagonal note was satisfied in full and was terminated.

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

On April 24, 2023, the Company received a letter (the “Notice of Conversion”) from Coventry formally notifying the Company of an event of default under Section 7(a)(i) of the Coventry Note. The Company was in violation of covenants in the Coventry Note that require the Company to make the payment of any principal amount, guaranteed interest, or any other interest due under the Coventry Note, when due, subject to a five day cure period. Upon an event of default, consistent with the terms of the Coventry Note, the Coventry Note becomes convertible, in whole or in part, into shares of the Company’s Common Stock at Coventry’s option. As set forth in the Notice of Conversion, Coventry elected to convert $17,916.94 of principal and $2,083.06 of interest under the Coventry Note into Conversion Shares of the Company. As of June 30, 2023 the amount due to Coventry for this note was $7,744.

● On December 15, 2022, the Company borrowed funds pursuant to a SPA entered into with Diagonal, and Diagonal purchased a convertible promissory note (the “Second Diagonal Note”) from the Company in the aggregate principal amount of $88,760 (giving effect to an original issue discount). Net proceeds from the sale of the Second Diagonal Note will be used primarily for general working capital purposes. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The Second Diagonal Note has a maturity date of December 9, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the Second Diagonal Note at the rate of twelve percent (12.0%) per annum, with interest being payable through a one-time interest charge of $10,651 being applied on the principal amount of the Second Diagonal Note on the issuance date. Payments are due monthly, beginning on January 30, 2023. The Company has the right to prepay the Second Diagonal Note in accordance with the terms set forth in the Note.

Following an event of default, and subject to certain limitations, the outstanding amount of the Note may be converted into shares of Company common stock. Amounts due under the Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day lookback immediately preceding the date of conversion. In no event may the lender effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the lender and its affiliates would exceed 4.99% of the outstanding shares of Company common stock. In addition, upon the occurrence and during the continuation of an event of default the Note will become immediately due and payable and the Company shall pay to the lender, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Note. As of June 30, 2023, the balance remaining under the Second Diagonal Note is $85,294.

● On January 10, 2023, the Company borrowed funds pursuant to a SPA entered into with Diagonal, and Diagonal purchased a convertible promissory note (the “Third Diagonal Note”) from the Company in the aggregate principal amount of $79,250. Pursuant to the SPA, the Company agreed to reimburse Diagonal for certain fees in connection with entry into the SPA and the issuance of the Third Diagonal Note. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The maturity date of the Third Diagonal Note is January 3, 2024 (the “Maturity Date”). The Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Third Diagonal Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Third Diagonal Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Third Diagonal Note. The conversion price under the Third Diagonal Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Third Diagonal Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Third Diagonal Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

The Company may prepay the Third Diagonal Note in whole, however, if it does so between the issuance date and the date which is 60 days from the issuance date, the repayment percentage is 115%. If the Company prepays the Third Diagonal Note on or between the 61st day after issuance and the 90th day after issuance, the prepayment percentage is 120%. If the Company prepays the Third Diagonal Note on or between the 91st day after issuance and 180 days after issuance, the prepayment percentage is 125%. After such time, the Company can submit an optional prepayment notice to Diagonal, however the prepayment shall be subject to the agreement between the Company and Diagonal on the applicable prepayment percentage.

Pursuant to the Third Diagonal Note, as long as the Company has any obligations under the Third Diagonal Note, the Company cannot without Diagonal’s written consent, sell, lease or otherwise dispose of any significant portion of its assets which would render the Company a “shell company” as such term is defined in SEC Rule 144. Additionally, under the Note, any consent to the disposition of any assets may be conditioned on a specified use of the proceeds of disposition.

The Third Diagonal Note contains standard and customary events of default such as failing to timely make payments under the Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The occurrence of any of the events of default, entitled Diagonal, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Third Diagonal Note. Upon an “Event of Default”, interest shall accrue at a default interest rate of 22%, and the Company may be obligated to pay to the Diagonal an amount equal to 150% of all amounts due and owing under the Third Diagonal Note.

● On February 2, 2023, the Company borrowed funds pursuant to a SPA entered into with Fast Capital, LLC (“Fast Capital”), and Fast Capital purchased a 10% convertible promissory note (the “Fast Capital Note”) from the Company in the aggregate principal amount of $115,000. The Fast Capital Note has an original issue discount of $10,000, resulting in gross proceeds to the Company of $105,000. Pursuant to the SPA, the Company agreed to reimburse Fast Capital for certain fees in connection with entry into the SPA and the issuance of the Fast Capital Note. The SPA contains certain covenants and customary representations and warranties by the Company and Fast Capital typically contained in such documents.

The maturity date of the Fast Capital Note is January 30, 2024. The Fast Capital Note bears interest at a rate of 10% per annum, and a default interest of 24% per annum. Interest is payable in shares of Company common stock.

For the first six months, the Company has the right to prepay principal and accrued interest due under the Fast Capital Note at a premium of between 15% and 40% depending on when it is repaid. The Fast Capital Note may not be prepaid after the 180th day of its issuance.

Fast Capital has the right at any time after the six-month anniversary of the date of issuance of the Fast Capital Note to convert all or any part of the outstanding and unpaid principal amount of the Fast Capital Note into Company common stock, subject to a beneficial ownership limitation. The conversion price of the Fast Capital Note equals 60% of the lowest closing price of the Company’s common stock for the 20 prior trading days, including the day upon which a notice of conversion is delivered.

The Fast Capital Note contains various covenants standard and customary events of default such as failing to timely make payments under the Fast Capital Note when due, the failure to maintain a listing on the OTC Markets or the Company defaulting on any other note or similar debt obligation into which the Company has entered and failed to cure within the applicable grace period. The occurrence of any of the events of default, entitle First Capital, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Fast Capital Note. Upon an “Event of Default”, interest shall accrue at a default interest rate of 24%, and certain defined events of default may give rise to other remedies (such as, if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission then the conversion price of the Fast Capital Note may be decreased).

● On March 2, 2023, the Company borrowed funds pursuant to a SPA entered into with Diagonal, and Diagonal purchased a convertible promissory note (the “Fourth Diagonal Note”) from the Company in the aggregate principal amount of $54,250. Pursuant to the SPA, the Company agreed to reimburse Diagonal for certain fees in connection with entry into the SPA and the issuance of the Fourth Diagonal Note. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

The maturity date of the Fourth Diagonal Note is March 2, 2024 (the “Maturity Date”). The Fourth Diagonal Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Fourth Diagonal Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Fourth Diagonal Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Fourth Diagonal Note. The conversion price under the Fourth Diagonal Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Fourth Diagonal Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

The Company may prepay the Fourth Diagonal Note in whole, however, if it does so between the issuance date and the date which is 60 days from the issuance date, the repayment percentage is 115%. If the Company prepays the Fourth Diagonal Note on or between the 61st day after issuance and the 90th day after issuance, the prepayment percentage is 120%. If the Company prepays the Fourth Diagonal Note on or between the 91st day after issuance and 180 days after issuance, the prepayment percentage is 125%. After such time, the Company can submit an optional prepayment notice to Diagonal, however the prepayment shall be subject to the agreement between the Company and Diagonal on the applicable prepayment percentage.

Pursuant to the Fourth Diagonal Note, as long as the Company has any obligations under the Fourth Diagonal Note, the Company cannot without Diagonal’s written consent, sell, lease or otherwise dispose of any significant portion of its assets.

The Fourth Diagonal Note contains standard and customary events of default such as failing to timely make payments under the Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The occurrence of any of the events of default, entitled Diagonal, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Fourth Diagonal Note. Upon an “Event of Default”, interest shall accrue at a default interest rate of 22%, and the Company may be obligated to pay to the Diagonal an amount equal to 150% of all amounts due and owing under the Note.

● On June 23, 2023, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $550,000 (the “AJB June Note”) to AJB in a private transaction for a purchase price of $500,000 (giving effect to a 10% original issue discount). In connection with the sale of the AJB June Note, the Company also paid certain fees and due diligence costs to AJB’s management company and legal counsel. After payment of the fees and costs, the net proceeds to the Company were $487,500, which will be used for working capital and other general corporate purposes, provided that up to $200,000 may be drawn upon for potential acquisitions.

The maturity date of the AJB June Note is January 23, 2024. The AJB June Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB June Note at any time without penalty. The AJB June Note contains standard and customary events of default, such as, among other restrictions and requirements, that the Company timely make payments under the AJB June Note; the Company may not sell a significant portion of its assets without the approval of AJB; the Company may not issue additional debt that is not subordinate to AJB; the Company must comply with the reporting requirements under the Securities Exchange Act of 1934; and the Company must maintain the listing of the Company’s common stock on the OTC Market or other exchange. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default. Upon an event of default under the AJB SPA or AJB June Note, the AJB June Note will bear interest at 18%; AJB may immediately accelerate the AJB June Note due date; AJB may convert the amount outstanding under the AJB June Note into shares of Company common stock at a discount to the market price of the stock; and AJB will be entitled to its costs of collection, among other penalties and remedies.

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Interest expense for Convertible Notes was $3,099 for the six months ended June 30, 2023, and June 30, 2022, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of June 30, 2023, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
January 2022	Common Shares	January 12, 2025	$5.25	500,000
February 2022	Common Shares	February 24, 2025	$5.25	200,000
April 2022	Common Shares	April 7, 2025	$5.25	146,667
May 2022	Common Stock	May 3, 2025	$5.25	750,000
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000
April 2023	Common Stock	April 14. 2028	$0.00001	1,000,000
May 2023	Common Stock	May 12, 2028	$0.00001	1,500,000
June 2023	Common Stock	June 23, 2028	$0.00001	1,500,000

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

During the six-month period ended June 30, 2023, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of June 30, 2023, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Term (years)	Intrinsic Value
Options outstanding, on December 31, 2022	2,281,429	$2.26	3.25	-
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on June 30, 2023	2,281,429	$2.26	2.75	$-
Vested and exercisable	2,281,429	$2.26	2.75	$-

The Company recognized $0 for share-based compensation related to stock options for the six-month period ended June 30, 2023. There were no options exercised for the six months ended June 30, 2023.

The Company granted 1,665,157 shares of restricted stock during the six-month period ended June 30, 2023 (although such shares were not issued under the Plan).

The Company recognized $506,479 for share-based compensation related to restricted stock issued for the six month period ended June 30, 2023. As of June 30, 2023, there was $0 of unrecognized compensation costs related to stock options issued to employees and nonemployees, and the stock options had no intrinsic value since they were all “out of the money” as of June 30, 2023.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $0 for the six months ended June 30, 2023, and June 30, 2022, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2023 the Company issued 42,917,727 common shares pursuant to the conversion of approximately $51,000 of convertible debt.

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

Comparison of the three months ended June 30, 2023, and the three months June 30, 2022

Revenue

Revenues for the three months ended June 30, 2023, and June 30, 2022, were $106,610 and $151,869, respectively. Revenue for the 2023 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and Administrative Expenses

For the three months ended June 30, 2023, our general and administrative expenses were $320,500, a decrease of $185,890 compared to $506,390 for the period ended June 30, 2022. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $10,833 for the three months ended June 30, 2023, and June 30, 2022, respectively. Depreciation expense was $0 and $32,708 for the three months ended June 30, 2023, and June 30, 2022, respectively.

Share-based compensation was $119,919 and $899,049 for the three months ended June 30, 2023, and June 30, 2022, respectively.

Other Income (Expense)

During the three months ended June 30, 2023, other income was $25,775 compared to $66,765 during the three months ended June 30, 2022. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Interest Expense

During the three months ended June 30, 2023, interest expense was $346,402 compared to $600,317 during the three months ended June 30, 2022. The decrease is primarily attributed to debt discount calculated on the issuance of warrants, and the issuance of promissory notes payable during the 2022 period.

Comparison of the six months ended June 30, 2023, and the six months June 30, 2022

Revenue

Revenues for the six months ended June 30, 2023, and June 30, 2022, were $255,202 and $294,381, respectively. Revenue for the 2023 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and Administrative Expenses

For the six months ended June 30, 2023, our general and administrative expenses were $765,525, a decrease of $357,845 compared to $1,123,370 for the period ended June 30, 2022. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $21,666 for the six months ended June 30, 2023, and June 30, 2022, respectively. Depreciation expense was $0 and $43,611 for the six months ended June 30, 2023, and June 30, 2022, respectively.

Share-based compensation was $506,479 and $1,784,510 for the six months ended June 30, 2023, and June 30, 2022, respectively.

Other Income (Expense)

During the six months ended June 30, 2023, other income was $25,775 compared to $81,765 during the six months ended June 30, 2022. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Interest Expense

During the six months ended June 30, 2023, interest expense was $2,317,315 compared to $1,624,200 during the six months ended June 30, 2022. The increase is primarily attributed to debt discount calculated on the issuance of warrants in 2023, and the issuance of promissory notes payable during the 2022 period.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six months ended June 30,
	2023	2022
Net cash (used in) operating activities	$(590,629)	$(897,458)
Net cash (used in) investing activities	-	(1,033,500)
Net cash provided by financing activities	497,705	1,874,473
Net (decrease) in cash and cash equivalents	$(92,924)	$(56,485)

Operating Activities

Net cash used in operating activities was $590,629 for the six months ended June 30, 2023, compared to net cash used by operating activities of $897,458 for the six months ended June 30, 2022. The decrease in net cash used in operating activities during the 2023 period was primarily due to a decrease in general and administrative expenses of $357,845 for the six months ended June 30, 2023.

Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2023, compared to $1,033,500 for the six months ended June 30, 2022. The decrease in cash used in investing activities was primarily due to the acquisition of bitcoin mining equipment in February 2022. In 2023, the Company exited the bitcoin mining initiative because it was not profitable.

Financing Activities

Net cash from financing activities for the six months ended June 30, 2023, was $497,7015, compared to $1,874,473 for the six months ended June 30, 2022. The decrease in net cash from financing activities was mainly due to the resulting issuance of promissory notes during the six months ended June 30, 2022.

Trends, Events, and Uncertainties

Blockchain

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

COVID-19

The continuing effect of the COVID-19 virus has resulted in a slowdown in economic activity, disrupting supply chains, and reducing workforces, increasing market volatility and consequently, impacting our operational and financial performance. It is impossible to predict the ultimate degree to which future variants of COVID-19 and their spread could lead to continuing significant and material disruptions in economic activity, and could have a material adverse effect on our results of operations.

Other than as discussed in this Quarterly Report and our 2022 Annual Report, we are not aware of any other trends, events, or uncertainties that are likely to have a material effect on our financial condition.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. Defaults upon Senior Securities.

On April 24, 2023, the Company defaulted on the July 27, 2022 Coventry Note. The Company was in violation of covenants in the Coventry Note that require the Company to make the payment of any principal amount, guaranteed interest, or any other interest due under the Coventry Note, when due, subject to a five day cure period. Upon an event of default, consistent with the terms of the Coventry Note, the Coventry Note becomes convertible, in whole or in part, into shares of the Company’s Common Stock at Coventry’s option. On April 24, 2023, the Company received a notice of default in the amount of $17,916.94 of principal and $2,083.06 of interest. As per the terms of the Coventry Note, upon the occurrence and during the continuation of an event of default, the Coventry Note will become immediately due and payable. As of the filing date of this quarterly report on Form 10-Q, the total arrearage is $14,097.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit Number	Document
3.1	Articles of Incorporation of The Crypto Company (incorporated by reference from Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017)

3.2	Certificate of Amendment to Article of Incorporation of The Crypto Company (incorporated by reference to the Company’s Form 8-K filed on May 30, 2023)

10.1	AJB Capital Second Amendment to the May 3, 2022 Note, dated April 14, 2023 (incorporated by reference from Exhibit 10.41 to the Company Current on form 10-Q filed on May 22, 2023)

10.2	AJB Capital Pre-Funded Common Stock Warrant, dated April 14, 2023 (incorporated by reference from Exhibit 10.42 to the Company Current on form 10-Q filed on May 22, 2023)

10.3	AJB Capital Letter Regarding Note Increase and Pre-Funded Warrant, dated April 14, 2023 (incorporated by reference from Exhibit 10.43 to the Company Current on form 10-Q filed on May 22, 2023)

10.4	Securities Purchase Agreement dated as of June 23, 2023 by and between The Crypto Company and AJB Capital Investments, LLC

10.5	Convertible Promissory Note in favor of AJB Capital Investments, LLC, dated June 23, 2023

10.6	Securities Purchase Agreement dated as of March 2, 2023 by and between The Crypto Company and 1800 Diagonal Lending, LLC (incorporated by reference from Exhibit 10.41 to the Company Current Report on Form 10-K filed on April 17, 2023)

10.7	Convertible Promissory Note in favor of 1800 Diagonal Lending LLC, dated March 2, 2023 (incorporated by reference from Exhibit 10.40 to the Company Current Report on Form 10-K filed on April 17, 2023)

31.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 21, 2023	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

