Form 10-Q
period 2023-09-30
Crypto Co
filed 2023-11-20
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 OR

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

As of November 20, 2023 the issuer had 309,809,873 shares of common stock, par value $0.001 per share, outstanding.

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

Unless expressly indicated or the context requires otherwise, unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in these condensed consolidated financial statements refer to The Crypto Company and, where appropriate, its wholly-owned subsidiary Blockchain Training Alliance, Inc. (“BTA”) and an inactive subsidiary Coin Tracking, LLC (“CoinTracking”).

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,435	$110,606
Prepaid expenses	3,750	81,317
Total current assets	24,185	191,923
Fixed assets	-	50,000
Goodwill	740,469	740,469
Intangible assets	541,670	574,169
TOTAL ASSETS	$1,306,324	$1,556,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,632,066	$2,265,548
Notes payable, net	2,440,845	2,211,353
Total current liabilities	5,072,911	4,476,901
Convertible debt	125,000	125,000
Notes payable - other	13,510	14,100
TOTAL LIABILITIES	5,211,421	4,616,001

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 208,688,464 and 23,950,380 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	208,688	23,950
Additional paid-in-capital	39,340,646	36,448,046
Accumulated deficit	(43,454,431)	(39,531,436)
TOTAL STOCKHOLDERS’ DEFICIT	(3,905,097)	(3,059,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,306,324	$1,556,561

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Services	$124,195	$252,733	$379,107	$515,767
Cost of services	14,900	94,532	248,136	266,292
Gross margin	109,295	158,201	130,971	249,475

Operating expenses:
General and administrative expenses	244,183	305,723	979,324	1,414,054
Amortization	10,833	10,833	32,499	32,499
Depreciation	-	32,708	-	76,319
Share-based compensation - employee		17,875	6,761	272,447
Share-based compensation - non-employee	113,818	163,612	613,537	1,693,550
Total Operating Expenses	368,834	530,752	1,632,121	3,488,869
Operating loss	(259,539)	(372,551)	(1,501,150)	(3,239,394)
Other income	-	4,100	25,775	85,865
Loss on Sale of Equipment	-		(31,000)
Interest expense	(99,306)	(47,286)	(2,416,621)	(1,671,486)

Loss before provision for income taxes	(358,845)	(415,737)	(3,922,996)	(4,825,015)
Provision for income taxes	-	-	-	-
Net (loss)	(358,845)	(415,737)	(3,922,996)	(4,825,015)

Net income (loss) per share	$(0.00)	$(0.02)	$(0.07)	$(0.21)
Weighted average common shares outstanding – basic and diluted	110,774,232	23,357,250	57,709,544	22,956,299

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)
Stock issued for cash at $5.00 per share	125,000	125	24,875		25,000.00
Stock compensation expense in connection with issuance of common stock	1,665,157	1,666	386,409		388,075.05
Debt discount for warrants			2,031,499		2,031,499.00
Stock issued for loan payments	182,947,927	182,948	449,818		632,766
Net loss				(3,922,996)	(3,922,996)
Balance, September 30, 2023	208,688,464	$208,689	$39,340,647	$(43,454,432)	$(3,905,097)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2021	22,205,248	$22,205	$32,830,497	$(33,868,518)	$(1,015,817)
Stock issued for cash at $3.28 per share	8,000	8	26,232		26,240
Stock compensation expense in connection with issuance of common stock	1,258,075	1,258	1,920,989		1,922,247
Stock issued in connection with warrant exercise	73,250	73	43,677		43,750
Debt discount for warrants		-	1,488,928		1,488,928
Return of shares for financing commitment	(62,500)	(63)	63	-	-
Net loss	-	-	-	(4,825,015)	(4,825,015)
Balance, September 30, 2022	23,482,073	$23,482	$36,310,385	$(38,693,533)	$(2,359,666)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net (loss)	$(3,922,996)	$(4,825,015)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	32,499	108,818
Share-based compensation	620,298	1,965,997
Debt discount for warrants	2,031,499	1,488,929
Loss on disposal of equipment	31,000	-
Prepaid expenses	77,567	(33,246)
Accounts payable and accrued expenses	366,518	197,932
Deferred revenue	-	21,000
Net cash provided by/used in operating activities	(763,615)	(1,075,585)

Cash flows from investing activities:
Purchase of computer equipment	-	(1,033,500)
Net cash used in investing activities	-	(1,033,500)

Cash flows from financing activities:
Payment of notes payable	(195,702)	(39,265)
Proceeds from issuance of notes payable	844,146	2,132,472
Proceeds from common stock issuance	25,000	26,240
Net cash provided by financing activities	673,444	2,119,447

Net (decrease) increase in cash and cash equivalents	(90,171)	10,362
Cash and cash equivalents at the beginning of the period	110,606	75,699
Cash and cash equivalents at the end of the period	$20,435	$86,061

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in these condensed consolidated financial statements refer to The Crypto Company and, where appropriate, its wholly-owned subsidiary Blockchain Training Alliance, Inc. (“BTA”) and an inactive subsidiary Coin Tracking, LLC (“CoinTracking”).

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

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2023, the Company had cash of $20,435. In addition, the Company’s net loss was $3,922,996 for the nine months ended September 30, 2023 and the Company’s had a working capital deficit of $5,048,726. As of September 30, 2023, the accumulated deficit amounted to $43,454,431. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements as of December 31, 2022.

The Company prepares its condensed consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

Basis of Presentation and Principles of Consolidation

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the valuation allowances of deferred taxes, and share-based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

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

Investments in Cryptocurrency

Investments were comprised of several cryptocurrencies the Company owned, of which a majority was Bitcoin, that were actively traded on exchanges. During 2018, the Company sold most of its investments and during 2019 wrote-off the remainder of all those investments because there was no method to obtain liquidity for those investments. The Company recorded this recovery as other income in its condensed consolidated financial statements. As previously disclosed, the Company has ceased operations of its former cryptocurrency investment segment, and the Company liquidates newly issued/accessible assets from old investments as promptly as practicable for the sole purpose of winding down the Company’s legacy cryptocurrency investment segment.

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

As of September 30, 2023, the Company had written off the value of its investments in cryptocurrency.

Investments Non-cryptocurrency

The Company previously invested in simple agreements for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of September 30, 2023, and December 31, 2022, the Company had written-off its investments in non- cryptocurrency.

Business Combination

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values with the residual of the purchase price recorded as goodwill. The results of operations of acquired businesses are included in our operating results from the dates of acquisition.

Income Taxes

Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the condensed consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of September 30, 2023, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the period ended September 30, 2023, the Company’s main source of revenue was consulting and education services to numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

●	The customer receives and consumes the benefit provided by the Company’s performance as the Company performs.
●	The Company’s performance enhances an asset controlled by the customer.
●	The Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date.

The consulting and education services performed during the period ended September 30, 2023, meet more than one of the criteria above.

Share-based Compensation

In accordance with ASC No. 718, Compensation-Stock Compensation, the Company measures the compensation costs of share-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in condensed financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options.

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

Net Loss per Common Share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the nine-month periods ended September 30, 2023, and 2022, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

During the nine months ended September 30, 2023, the Company recorded $32,499 in amortization expense.

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

Interest expense for Notes Payable was $380,448 for the nine-month period ended September 30, 2023, compared to $205,756, during the same nine-month period ended September 30, 2022, respectively.

●

On June 10, 2020, the Company received a loan from the Small Business Administration of $14,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

As of September 30, 2023, the balance remaining under the 2020 SBA Loan is $13,510.

●

On February 24, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “Feb. SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $300,000 (the “Feb. Note”) to AJB in a private transaction for a purchase price of $275,000 (giving effect to an original issue discount). The Feb. Note had a maturity date of August 24, 2022, but it may be extended for six months upon the consent of AJB and the Company. The Feb. Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Feb. Note at any time without penalty. The Company’s failure to make required payments under the AJB Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Feb. SPA or Feb. Note, the Feb. Note will bear interest at 18%, AJB may immediately accelerate the Feb. Note due date, AJB may convert the amount outstanding under the Feb. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2023, the balance remaining under the Feb. Note is $308,353.

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

As of September 30, 2023, the balancing remaining under the Efrat Note is $220,836.

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

At the closing the Company repaid all obligations owed to AJB pursuant to a 10% promissory note in the principal amount of $750,000 issued in favor of AJB in February 2022 as generally described above. After the repayment of that promissory note, and after payment of the fees and costs, the $138,125 net proceeds from the issuance of the May AJB Note was utilized for working capital and other general corporate purposes.

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

On December 29, 2022, the Company entered into a First Amendment to Promissory Note (the “May AJB Amendment”) to amend certain terms of the May AJB Note. Pursuant to the May AJB Amendment, AJB loaned the Company an additional $125,000 (resulting in proceeds to the Company of $100,000 after giving effect to an original issue discount of $25,000), and, as a result the May AJB Amendment served to increase the face amount of the Note to $1,125,000 to give effect to the additional funds loaned to the Company. All transaction documents originally entered into by the parties in connection with the issuance of the May AJB Note were amended to cause the term “Principal” to mean the sum of $1,125,000. Except as amended by the Amendment all of the original terms and conditions of the May AJB Note remain as set forth in the original transaction documents.

The Company used proceeds of the additional loan amount, in part, to satisfy in full all remaining obligations owed by the Company pursuant to a promissory note in the principal amount of $79,250 issued in favor of 1800 Diagonal Lending, LLC in July 2022. As a result, the July Diagonal note was satisfied in full and was terminated.

As of September 30, 2023, the balancing remaining under the May AJB Note is $1,091,547.

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

With respect to the outstanding Coventry Note, Coventry has agreed to accept $15,000 (the “Coventry Settlement Amount”) in complete and full settlement of the Coventry Note. The Company paid off fifty percent of the Coventry Settlement Amount on November 13, 2023, with a total payment of $7,500, and the other fifty percent of the Coventry Settlement Amount is due within 120 days.

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

With respect to the two outstanding Diagonal Notes, Diagonal has agreed to accept $126,500.00 (the “Diagonal Settlement Amount”) in complete and full settlement of the Diagonal Notes. The Company paid the Diagonal Settlement Amount and the Diagonal Notes were deemed paid off on November 13, 2023.

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

As of September 30, 2023, the balancing remaining under the Fast Capital Note is $120,208.

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

With respect to the two outstanding Diagonal Notes, Diagonal has agreed to accept $126,500.00 (the “Diagonal Settlement Amount”) in complete and full settlement of the Diagonal Notes. The Company paid the Diagonal Settlement Amount and the Diagonal Notes were deemed paid off on November 13, 2023.

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

As of September 30, 2023, the balancing remaining under the AJB June Note is $430,792.

●	On November 13, 2023, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “Nov. SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $500,000 to AJB (the “Nov. Note”) in a private transaction for a purchase price of $425,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $405,000, which will be used for working capital and other general corporate purposes.

The maturity date of the Nov. Note is May 10, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Interest expense for Convertible Notes was $4,675 for the nine months ended September 30, 2023, and September 30, 2022, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of September 30, 2023, outstanding warrants to purchase shares of the Company’s common stock were as follows:

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

During the nine-month period ended September 30, 2023, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of September 30, 2023, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Term (years)	Intrinsic Value
Options outstanding, on December 31, 2022	2,281,429	$2.26	3.25	-
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on September 30, 2023	2,281,429	$2.26	2.50	$-
Vested and exercisable	2,281,429	$2.26	2.50	$-

The Company recognized $0 for share-based compensation related to stock options for the nine-month period ended September 30, 2023. There were no options exercised for the nine months ended September 30, 2023.

The Company granted 6,713,093 shares of restricted stock during the nine-month period ended September 30, 2023 (although such shares were not issued under the Plan).

The Company recognized $511,527 for share-based compensation related to restricted stock issued for the nine month period ended September 30, 2023. As of September 30, 2023, there was $0 of unrecognized compensation costs related to stock options issued to employees and nonemployees, and the stock options had no intrinsic value since they were all “out of the money” as of September 30, 2023.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $0 for the nine months ended September 30, 2023, and September 30, 2022, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On November 13, 2023, the Company borrowed funds pursuant to the terms of the Nov. SPA entered into with AJB, and issued the Nov. Note in a private transaction for a purchase price of $425,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $405,000, which will be used for working capital and other general corporate purposes.

The maturity date of the Nov. Note is May 10, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to AJB in the Nov. SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default. Pursuant to the Nov. SPA, the Company also issued to AJB a pre-funded common stock warrant (the “Warrant”) to purchase up to 10,000,000 shares of the Company’s common stock for $0.00001 per share. The Warrant also includes various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrant. The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in substantially all of the Company’s assets to secure the Company’ obligations under the Nov. SPA, Nov. Note and Warrant.

The offer and sale of the Nov. Note and the Warrant was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

On November 13, 2023, the Company paid 1800 Diagonal Lending, LLC (“Diagonal”) an agreed upon settlement amount, $126,500, in full satisfaction of the two Diagonal outstanding promissory notes.

On November 13, 2023, the Company paid Coventry $7,500 towards an agreed upon settlement amount of $15,000, as partial satisfaction of the outstanding Coventry promissory note. The Company has agreed to pay the remaining balance of the settlement amount within 120 days.

On October 3, 2023, the Company entered into an Intellectual Property Assignment Agreement (the “IP Agreement”) with AllFi Technologies, Inc., a Delaware corporation (“AllFi Technologies”), pursuant to which the Company assigned to AllFi Technologies: (i) a sublicense of code instance managed by TelBill, LLC under the Code Licensing Commerical Agreement dated as of August 29, 2023, by and between the Company and TelBill, LLC (“Code Licensing Commerical Agreement”), (ii) one runtime SaaS license for use by AllFi Technologies in the conduct of its coupon business for a term of 12 months in accordance with the Company’s sublicense right under Section 2.1 of the Code Licensing Commerical Agreement in exchange for a fee to be mutually agreed to by the Company and AllFi Technologies through the use of such SaaS license, and (iii) one runtime SaaS license for use by AllFi Technologies in the conduct of its banking and marketplace business for a term of 12 months in accordance with the Company’s sublicense right under Section 2.1 of the Code Licensing Commerical Agreement in exchange for a fee to be mutually agreed to by the Company and AllFi Technologies through the use of such SaaS license. The Company and AllFi Technologies have made customary representations, warranties, and covenants in the IP Agreement.

Also on October 3, 2023, the Company entered into a subscription agreement (the “AllFi Technologies Subscription Agreement”) with AllFi Technologies, pursuant to which the Company has agreed to purchase from AllFi Technologies an aggregate of 501 shares of AllFi Technologies’ common stock, which represents 50.1% of the current issued and outstanding shares of AllFi Technologies, for a purchase price of $100,000. Upon the execution of the AllFi Technologies Subscription Agreement, the Company became a shareholder of AllFi Technologies. The Company and AllFi Technologies made customary representations, warranties, and covenants in the AllFi Technologies Subscription Agreement. The AllFi Technologies Subscription Agreement was adopted by the sole director of AllFi Technologies and the board of directors of the Company.

On October 7, 2023, the Company sold an aggregate of 22,104,583 shares of the Company’s restricted common stock to AllFi Holdings LLC, for a total purchase price of $1.00, pursuant to the terms of a subscription agreement by and between the Company and AllFi Holdings LLC in connection with the Company’s investment in AllFi Technologies, Inc.

Subsequent to September 30, 2023 the Company issued common shares pursuant to the conversion of approximately $101,121,409 of convertible debt.

On August 31, 2023, the Company entered into a Code Licensing Commercial Agreement (the “Licensing Agreement”) with TelBill, LLC (“TelBill”), pursuant to which TelBill granted the Company a non-exclusive, worldwide, revocable, non-transferable, sublicensable, license to use and market its software and fin-tech products and services to the Company’s customers. In exchange, the Company agreed to pay TelBill a sum of $300,000, paid in accordance with the fee schedule set forth in the Licensing Agreement. The Company also agreed to pay TelBill for all security system infrastructure costs and to manage the code instance, which will both be billed at actual cost with no markup. In addition, TelBill is entitled to share in the revenue generated by the Company through the use of TelBill’s software, at a rate of 15% of net program profits. As additional consideration for the license, the Company granted TelBill a 19.98% equity stake in the Company in the form of warrants with a 30-year expiration, and which vest in accordance with the vesting schedule set forth in the Licensing Agreement.

The Licensing Agreement has a one hundred year term or will continue until it is terminated in accordance with the provisions set forth in the Agreement. Each party may terminate the Agreement, upon written notice to the other party. Neither party may assign the Agreement, including through a change of control. The Agreement also contains customary representations, warranties and covenants, and the parties have also agreed to indemnify and hold each other harmless from claims and losses arising directly or indirectly from the Licensing Agreement under certain circumstances.

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

Comparison of the three months ended September 30, 2023 and September 30, 2022

Revenue

Revenues for the three months ended September 30, 2023 and September 30, 2022, were $124,195 and $252,733, respectively. Revenue for the 2023 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and Administrative Expenses

For the three months ended September 30, 2023, our general and administrative expenses were $244,183, a decrease of $61,540 compared to $305,723 for the period ended September 30, 2022. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $10,833 for the three months ended September 30, 2023, and September 30, 2022, respectively. Depreciation expense was $0 and $32,708 for the three months ended September 30, 2023, and September 30, 2022, respectively.

Share-based compensation was $113,818 and $181,487 for the three months ended September 30, 2023, and September 30, 2022, respectively.

Other Income (Expense)

During the three months ended September 30, 2023, other income was $0 compared to $410 during the three months ended September 30, 2022. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Interest Expense

During the three months ended September 30, 2023, interest expense was $99,306 compared to $67,286 during the three months ended September 30, 2022. The increase is primarily attributed to the issuance of promissory notes payable during the 2023 period.

Comparison of the nine months ended September 30, 2023 and September 30, 2022

Revenue

Revenues for the nine months ended September 30, 2023 and September 30, 2022, were $379,107 and $515,767, respectively. Revenue for the 2023 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021. The decrease in revenue was primarily due to a decrease in online sales revenue of approximately $153,000 offset by an increase in all other revenue of approximately $16,000.

General and Administrative Expenses

For the nine months ended September 30, 2023, our general and administrative expenses were $979,324, a decrease of $434,730 compared to $1,414,054 for the period ended September 30, 2022. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $32,499 for the nine months ended September 30, 2023, and September 30, 2022, respectively. Depreciation expense was $0 and $76,319 for the nine months ended September 30, 2023, and September 30, 2022, respectively.

Share-based compensation was $620,298 and $1,965,997 for the nine months ended September 30, 2023, and September 30, 2022, respectively.

Other Income (Expense)

During the nine months ended September 30, 2023, other income was $25,775 compared to $88,865 during the nine months ended September 30, 2022. The decrease is attributable to cryptocurrency investments that had previously been written off became valuable during the 2021 period and the Company liquidated the extent of its holdings at that time for cash.

Interest Expense

During the nine months ended September 30, 2023, interest expense was $2,416,621 compared to $1,671,4860 during the nine months ended September 30, 2022. The increase is primarily attributed to debt discount calculated on the issuance of warrants in 2023, and the issuance of promissory notes payable during the 2022 period.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine months ended September 30,
	2023	2022
Net cash (used in) operating activities	$(763,615)	$(897,458)
Net cash (used in) investing activities	-	(1,033,500)
Net cash provided by financing activities	673,444	1,874,473
Net (decrease) in cash and cash equivalents	$(90,171)	$(56,485)

Operating Activities

Net cash used in operating activities was $763,615 for the nine months ended September 30, 2023, compared to net cash used by operating activities of $1,075,585 for the nine months ended September 30, 2022. The decrease in net cash used in operating activities during the 2023 period was primarily due to a decrease in general and administrative expenses of $434,730 for the nine months ended September 30, 2023.

Investing Activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2023, compared to $1,033,500 for the nine months ended September 30, 2022. The decrease in cash used in investing activities was primarily due to the acquisition of bitcoin mining equipment in February 2022. In 2023, the Company exited the bitcoin mining initiative because it was not profitable.

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2023, was $673,444, compared to $2,119,447 for the nine months ended September 30, 2022. The decrease in net cash from financing activities was mainly due to the resulting issuance of promissory notes during the nine months ended September 30, 2022.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit Number	Document

10.1	Code Licensing Commerical Agreement dated as of August 29, 2023 by and between The Crypto Company and TelBill, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on September 7, 2023 (File No. 000-55726)).

10.2	Intellectual Property Assignment Agreement dated as of October 3, 2023 by and between The Crypto Company and AllFi Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on October 10, 2023 (File No. 000-55726)).

10.3	Subscription Agreement by and between the Crypto Company and AllFi Technologies, Inc. ((incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on October 10, 2023 (File No. 000-55726)).

10.4	Securities Purchase Agreement dated as of November 13, 2023 by and between The Crypto Company and AJB Capital Investments, LLC.

10.5	Promissory Note in favor of AJB Capital Investments, LLC, dated November 13, 2023.

10.6	AJB Capital Investments, LLC Pre-Funded Common Stock Purchase Warrant, dated November 13, 2023.

10.7	Security Agreement dated as of November 13, 2023 by and between The Crypto Company and AJB Capital Investments, LLC.

31.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2023	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

