Form 10-K
period 2023-12-31
Crypto Co
filed 2024-04-16
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______. to ________.

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

As of June 30, 2023 the value of common stock held by non-affiliates was $195,157.

Number of shares outstanding of the Registrant’s common stock was 1,071,110,533 as of April 15, 2024.

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

Crypto Sub, Inc. (formerly known as The Crypto Company) (“Crypto Sub”) was incorporated in the State of Nevada on March 9, 2017. On June 7, 2017, Crypto Sub completed a reverse acquisition of Croe, Inc. On October 3, 2017, we changed our name to The Crypto Company to better reflect our new business. Our company address is currently located at 23823 Malibu Road, # 50477, Malibu, California and our telephone number is (424) 228-9955. Our website can be accessed at www.thecryptocompany.com. The information contained on or that may be obtained from our website is not a part of this report. Currently we operate through one wholly-owned subsidiary Technology Convergence Company(“TechCC”) (formerly known as Blockchain Training Alliance) (“BTA”). We also have one inactive wholly-owned subsidiary CoinTracking, LLC (“CoinTracking”).

During the 2022 and 2023 fiscal years the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions.

BTA is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as to the general understanding of blockchain to corporate and individual clients.

Overview of Our Business

We are engaged in the business of providing consulting services and education for blockchain technology and for the building of technological infrastructure and enterprise blockchain technology solutions. During 2023 we generated revenues and incurred expenses solely through these consulting operations. In February 2022 we acquired bitcoin mining equipment and entered into an arrangement with a third party to host and operate the equipment. However by the end of 2022 we had exited that Bitcoin mining business.

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

Employees

As of April 1,2024 we had 8 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item 1B.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company adheres to cybersecurity practices shaped by relevant laws and industry benchmarks. We proactively manage cyber risks through a multidisciplinary framework designed to safeguard the integrity, confidentiality, and availability of our data and systems. This framework includes several key initiatives:

● Enterprise Risk Management—We identify primary cybersecurity threats to our operations.

● Vulnerability Management—We scrutinize software and computing infrastructure for potential vulnerabilities.

● Vendor Risk Management—We evaluate third-party and partner risks through initial assessments, enforce security through contractual obligations, when applicable, and conduct ongoing oversight.

● Privacy Risk Management—We ensure that our products and platforms comply with privacy laws and regulations.

● Incident Response—We maintain robust protocols to address and mitigate cyber threats promptly.

Our reliance on third-party service providers, who manage their own IT security, introduces additional vulnerabilities. These providers play a crucial role in securely handling and storing our sensitive data. Despite setting specific security requirements, we do not control their cybersecurity investments or operational security. Any security lapses on their part could potentially disrupt their services and, by extension, negatively impact our financial health and operational efficiency.

The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

In 2023, we encountered no cybersecurity threats that significantly influenced our operational, financial, or strategic outcomes. However, we acknowledge that our cybersecurity measures, while comprehensive, cannot completely eliminate the risk of cyber incidents or guarantee that all such incidents will be detected.

Governance

We regularly evaluate cybersecurity risks through discussions and updates with our Chief Executive Officer (“CEO”), who oversees our cybersecurity strategy. The CEO ensures that our management team can identify, evaluate, and manage cyber risks effectively and deploy measures to address and mitigate potential cyber incidents. This governance structure ensures that cybersecurity remains a central element of our strategic planning and risk management philosophy.

Item 2. Properties

For the year ended December 31, 2023, the Company did not own or lease any real property.

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

Period	High	Low
2023
First Quarter	$0.286	$0.180
Second Quarter	$0.270	$0.003
Third Quarter	$0.003	$0.001
Fourth Quarter	$0.009	$0.001

Period	High	Low
2022
First Quarter	$3.59	$1.71
Second Quarter	$1.90	$0.85
Third Quarter	$0.92	$0.34
Fourth Quarter	$0.46	$0.16

Dividends

The Company has not paid any dividends since its incorporation. Any determination to pay any future dividends will remain at the discretion of the Board and will be made based on the Company’s financial condition and other factors deemed relevant by the Board. There are currently no restrictions on the ability of the Company to pay dividends except as set out under the Company’s governing documents. Future dividend payments will depend on continued compliance with our financial covenants, as well as our earnings, financial condition, capital expenditure requirements, surplus and other factors that our Board considers relevant.

Holders

As of April 15, 2024 there were 137 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has issued equity awards in the form of stock options pursuant to The Crypto Company 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by stockholders on August 24, 2017. Under the terms of the 2017 Plan, a total of 5,000,000 shares of stock were reserved for issuance and / or as stock options.

The following table sets forth information about the 2017 Plan as of December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, at December 31, 2022	2,281,429	$2.26	3.25	5,155,003
Options granted	-	-
Options cancelled	-	-
Options exercised	-	-
Options outstanding, at December 31, 2023	2,281,429	$2.26	2.25	$5,155,003
Vested and exercisable at December 31, 2023	2,281,429	$2.26	2.25	$5,155,003

As of December 31, 2023, there remain 2,718,571 shares available for issuance under the 2017 Plan or that are not otherwise reserved under outstanding stock options.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes contained elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks generally described in this report.

We are engaged in the business of providing consulting services and education for blockchain technology and for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses solely through these consulting and education operations.

Recent Events

Results of Continuing Operations

Comparison of the fiscal years ended December 31, 2023 and December 31, 2022

For the year ended December 31, 2023, revenues relating to consulting services were $405,397, compared to $619,538 for the year ended December 31, 2022. The decrease in revenue is mainly attributable to a decrease in online sales and exiting the Bitcoin mining business.

Cost of services for the periods ended December 31, 2023 and December 31, 2022 were $313,756 and $369,313, respectively. The decrease is attributable to the decrease in revenue offset by a slight increase in training revenue. Cost of services of TechCC, a wholly owned subsidiary of the Company, is comprised of payroll expense.

General and administrative expenses and share-based compensation

For the year ended December 31, 2023, our general and administrative expenses were $1,238,275 a decrease of 33.6% compared to $1,864,543 for the year ended December 31, 2022. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses for the Company excluding payroll at TechCC and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. The decrease for the year ended December 31, 2023 reflects decreased costs associated with outside consulting, legal, and accounting costs, and costs incurred to effect the BTA acquisition and other business development efforts.

Share-based compensation was $1,155,480 for the year ended December 31, 2023, a decrease of 45.1% compared to $2,104,126 for the year ended December 31, 2022. Share-based compensation decreased due to warrant issuances in 2022 to various lenders as compared to less issuances in 2023.

Other Income

Other income and expenses for the year ended December 31, 2023 was $(2,625) compared to $(56,863) during the same period in 2022. The decrease in other expenses is primarily attributable to the loss on disposal of business amounting to $(142,728) during the year ended December 31, 2022.

Liquidity and Capital Resources

Our condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2023, we had cash on hand of $72,970. Our loss before provision for income taxes from continuing operations was $4,915,167 for the year ended December 31, 2023. Our working capital was negative $45,082,039 as of December 31, 2023.

During 2023 we funded our operations with various loans as described in this Annual Report on Form 10-K. We intend to continue funding our operations through debt instruments and, if possible, through equity issuances. There can be no assurances that we will be successful in obtaining additional funding, and if funding can be obtained on favorable terms.

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the year ended December 31, 2023 was $1,179,530 compared to net cash used of $1,930,308 for the year ended December 31, 2022. The decrease was primarily due to a decrease in non- cash share based compensation.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $-0- compared to net cash used of $50,000 for the year ended December 31, 2022. The difference is primarily attributable to the purchase of equipment in 2022.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1,141,894, compared to $2,015,215 for the year ended December 31, 2022. The decrease of $873,321 was primarily the result of a decrease in proceeds from issuance of notes payable.

Subsequent to December 31, 2023, we raised approximately $262,000 in cash proceeds from various transactions described in the Notes to the Condensed Consolidated Financial Statements- Note 9 Subsequent Events

The Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $120,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $108,000, each dated as of April 12, 2024 and as described in the Notes to the Condensed Consolidated Financial Statements- Note 9 Subsequent Events. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB and of the Company’s Auditor. After payment of the fees and expenses, the net proceeds to the Company were $45,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is October 12, 2024. The AJB Note bears no interest on the principal except for default interest, if any. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to AJB in the AJB SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default.

The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in substantially all of the Company’s assets to secure the Company’s obligations under the AJB SPA and AJB Note.

The offer and sale of the AJB Note was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Critical Accounting Policies and Estimates

Stock-Based Compensation

In accordance with ASC No. 718, Compensation-Stock Compensation (“ASC 718”), the Company measures the compensation costs of stock-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in condensed consolidated financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options.

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

Significant assumptions used include management’s estimates of future growth rates, the amount and timing of future operating cash flows, capital expenditures, discount rates, as well as market and industry conditions and relevant comparable company multiples for the market approach. Assumptions utilized are highly judgmental, especially given the role technology plays in driving the demand for consulting services in the blockchain technology space. Based on the analysis that we performed at December 31, 2023, we determined that there was no impairment of our goodwill or intangible assets.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2023. Based upon management’s hiring of two independent SEC accounting consultants with extensive public company experience and the Company’s adoption of new policies relating to disclosure controls management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the condensed consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2023, our disclosure controls and procedures and internal control over financial reporting were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

Name	Age	Position
Ronald Levy	64	Director, Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary

Holly Ruxin	53	Director

Biographical information with respect to our executive officers and director is provided below. There are no family relationships between any of our executive officers, directors or key employees.

Ron Levy. Mr. Levy, 64, has served as our Chief Executive Officer and a Director since May 2018 and Interim Chief Financial Officer since December 2019. Mr. Levy has also served as our Chief Operating Officer since June 2017. Mr. Levy’s experience includes consulting for various emerging growth companies through various growth cycles. He also serves as Chief Operating Officer and beneficial owner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013.

Holly Ruxin. Ms. Holly Ruxin, 53, has served as a member of the Board since April 2018 and currently serves as Chief Executive Officer of Montcalm TCR, a San Francisco-based wealth management and capital markets trading firm. Ms. Ruxin began her investment career at Goldman Sachs in the fixed income derivatives arena, and she has managed client assets and led private client teams at Morgan Stanley, Montgomery Securities and Bank of America for over twenty years. Ms. Ruxin is also the founder of Trevor TCR, a non-profit organization designed to invest in what matters and achieve transformation through giving. Ms. Ruxin received a Master of Business Administration in Finance from Columbia University and a Bachelor of Arts in Economics from the University of Michigan. We determined that Ms. Ruxin should serve as a director because of her extensive asset management and capital markets experience.

Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2023 were filed in a timely manner.

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

Audit Committee and Audit Committee Financial Expert

The board of directors has an Audit Committee comprised of one independent board member, Holly Ruxin who is a financial expert. Ms. Ruxin oversees the accounting and financial reporting processes of the Company and the audits of the Company’s condensed consolidated financial statements.

Item 11. Executive Compensation 2023 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2023.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ron Levy, (Chief Executive, Interim Chief	2023	$360,000	(2)	-	-	-	-	-	$360,000
Financial Officer, and Chief Operating Officer(1)	2022	$360,000	(2)	-	-	-	-	-	$360,000

(1)	Appointed as Chief Executive Officer on May 21, 2018.

(2)	The total CEO’s salary for the years ended December 31, 2023 and December 31, 2022 was $360,000 per year. The total salary for the two years amounted to $720,000 of which $751,716 of this amount has been deferred and is recorded in accrued expenses on the Company’s balance sheet as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2020, the Company issued a total of 500,000 stock options to non-employee members of its board of directors, 1,250,000 stock options to its chief executive officer, and 170,000 stock options to others. The Company did not grant any options to its officers or directors during the 2023 fiscal year.

Employee Benefits

We currently do not offer any employee benefit plans, including any 401(k) plan.

Director Compensation Policy

The board of directors of the Company does not have a compensation committee. The board of directors determines the amount and form of executive and director compensation.

As previously disclosed, the Company entered into a Director Services Agreement with Holly Ruxin, effective April 7, 2018 pursuant to the Director Service Agreements, each director is be entitled to receive (i) a fee of $80,000 per annum, payable quarterly, and (ii) a ten-year option to purchase 100,000 shares of common stock of the Company at an exercise price of $10.00 per share, which option shall be fully vested on the six-month anniversary of the date of grants.

The table below summarizes the compensation earned or paid to our non-employee directors for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Holly Ruxin	80,004	-	80,004	(1)

(1)	As of December 31, 2023, a total of $320,349 of Director’s fees from prior and current periods was accrued and remains unpaid as of the date of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 1, 2024 regarding the beneficial ownership of our common stock by the following persons:

●	each stockholder or group of stockholders who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

The percentage ownership of our common stock is based on 1,071,110,533 shares of our common stock outstanding as of April 12, 2024.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Ron Levy (1)	37,932,427	3.5%

Holly Ruxin (2)	365,000	Less than 1%

All Directors and Executive Officers as a Group	31,930,000	3.6%

(1)	Mr. Ron Levy is a beneficial owner of KOL Partners, LLC, which is a managing member of Ladyface Capital, LLC. Accordingly, Mr. Levy may be deemed to have voting and investment power over the shares beneficially owned by Redwood Fund LP. Redwood Fund LP is the direct beneficial owner of 3,031,810 shares of Common Stock of the Company. Ron Levy is the beneficial owner of KOL Partners, LLC, which is a member of Imperial Strategies, LLC with a majority ownership interest and may be deemed may be deemed to have voting and investment power over the 2,085,617 shares beneficially owned by Imperial Strategies, LLC. Includes vested options to purchase 1,250,000 shares of Common Stock that may be exercised at any time.

(2)	Includes vested options to purchase 350,000 shares of Common Stock that may be exercised at any time.

Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2023 were filed in a timely manner.

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

There have been no related party transactions.

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

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Stock Market. On the basis of that information, the board has determined that Holly Ruxin is independent within the meaning of such rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual condensed consolidated financial statements and the review of our quarterly condensed consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our condensed consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2023	2022
Audit fees	$115,000	$99,000
Total fees	$115,000	$99,000

Audit Fees: Represents fees for professional services provided for the audit of our annual condensed consolidated financial statements, review of our condensed consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

The board of directors has an Audit Committee comprised of one independent board member, Holly Ruxin. Ms. Ruxin serves as the Chair of the Audit Committee. The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s condensed consolidated financial statements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

Exhibit		Incorporated by Reference
No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17	000-55726

2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17	000-55726

2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17	000-55726

2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18	000-55726

2.5	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH	8-K	2.1	1/4/19	000-55726

2.6	Stock Purchase Agreement by and among The Crypto Company, Blockchain Training Alliance, Inc. and certain stockholders dated March 15, 2021	10-K	2.6	3/30/2021	000-55726

3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17	000-55726

3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17	000-55726

3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17	000-55726

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17	000-55726

3.5	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.1	2/7/2023	000-55726

3.6	Amended and Restated Bylaws	8-K	3.1	2/28/18	000-55726

4.1	Description of Securities	10-K	4.1	7/26/19	000-55726

10.1	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17	000-55726

10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17	000-55726

10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17	000-55726

10.4	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17	000-55726

10.5	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17	000-55726

10.6	Form of Non-Qualified Stock Option Agreement	8-K	10.1	4/17/18	000-55726 **

10.7	Separation Agreement and General Mutual Release	8-K	10.1	5/25/18	000-55726

10.8	Form of Director Services Agreement	8-K	10.2	5/25/18	000-55726 **

10.9	Securities Purchase Agreement, dated February 29, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.10	Promissory Note in favor of AJB Capital Investments, LLC, dated February 29, 2024

10.11	Security Agreement, dated February 29, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.12	Securities Purchase Agreement, dated February 23, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.13	Promissory Note in favor of AJB Capital Investments, LLC, dated February 23, 2024

10.14	Security Agreement, dated February 23, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.15	License Agreement with AllFi Holdings LLC (incorporated by reference into Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed with the SEC on February 29, 2024)

10.16	Voluntary Mutual Termination and Release Agreement with TelBill, LLC (incorporated by reference into Exhibit 10.2 of the Issuer’s Current Report on Form 8-K filed with the SEC on February 29, 2024)

10.17	Securities Purchase Agreement, dated February 1, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.18	Promissory Note in favor of AJB Capital Investments, LLC, dated February 1, 2024

10.19	Security Agreement, dated February 1, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.20	Securities Purchase Agreement, dated November 13, 2023, between The Crypto Company and AJB Capital Investments, LLC

10.21	Promissory Note in favor of AJB Capital Investments, LLC, dated November 13, 2023

10.22	Security Agreement, dated November 13, 2023, between The Crypto Company and AJB Capital Investments, LLC

10.23

Intellectual Property Assignment Agreement by and between The Crypto Company and AllFi Technologies, Inc. (incorporated by reference into Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed with the SEC on October 10, 2023)

10.24

Subscription Agreement by and between the Crypto Company and AllFi Technologies, Inc. (incorporated by reference into Exhibit 10.2 of the Issuer’s Current Report on Form 8-K filed with the SEC on October 10, 2023)

10.25

Code Licensing Commercial Agreement by and between The Crypto Company and TelBill, LLC (incorporated by reference into Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed with the SEC on September 7, 2023)

10.26	Securities Purchase Agreement, dated June 26, 2023, between The Crypto Company and AJB Capital Investments, LLC

10.27	Promissory Note in favor of AJB Capital Investments, LLC, dated June 26, 2023

10.28	Security Agreement, dated June 26, 2023, between The Crypto Company and AJB Capital Investments, LLC

10.29	Second Amendment to Promissory Note in favor of AJB Capital Investments, LLC, dated April 14, 2023.

10.30	Securities Purchase Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC.

10.31	Promissory Note in favor of AJB Capital Investments, LLC, dated April 12, 2024.

10.32	Security Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC.

21.1	List of Subsidiaries of The Crypto Company	*

31	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on April 16, 2024.

THE CRYPTO COMPANY
(Registrant)

By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the April 16, 2024.

Signature	Title

/s/ Ron Levy	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
Ron Levy	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Holly Ruxin
Holly Ruxin	Director

THE CRYPTO COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Crypto Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Crypto Company (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2019

Lakewood, CO

April 16, 2024

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,970	$110,606
Prepaid expenses	30,317	81,317
Total current assets	103,287	191,923
Fixed assets	-	50,000
Goodwill	740,469	740,469
Intangible assets	530,837	574,169
TOTAL ASSETS	$1,374,593	$1,556,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,678,883	$2,265,548
Notes payable, net	2,506,443	2,211,353
Total current liabilities	5,185,326	4,476,901
Convertible debt	125,000	125,000
Notes payable - other	13,333	14,100
TOTAL LIABILITIES	5,323,659	4,616,001

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 565,320,572 and 23,950,380 shares issued and outstanding, respectively	565,321	23,950
Additional paid-in-capital	39,932,216	36,448,046
Accumulated deficit	(44,446,602)	(39,531,436)
TOTAL STOCKHOLDERS’ EQUITY	(3,949,065)	(3,059,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,374,594	$1,556,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2023	December 31, 2022

Revenue:
Services	$405,397	$619,538
Cost of services	313,756	369,313
Gross margin	91,641	250,225
Operating expenses:
General and administrative expenses	1,238,275	1,864,543
Amortization	43,332	43,332
Depreciation	-	87,222
Share-based compensation - employee	6,761	275,351
Share-based compensation - non-employee	1,148,719	1,828,775
Total Operating Expenses	2,437,087	4,099,223
Operating loss	(2,345,446)	(3,848,998)
Other income	28,375	18,265
Loss on disposal of business	-	(142,728)
Loss on Sale of Equipment	(31,000)	-
Other income recovery of token investment	-	67,600
Interest expense	(2,567,096)	(1,757,057)
Loss before provision for income taxes	(4,915,167)	(5,662,918)
Provision for income taxes	-	-
Net loss	(4,915,167)	(5,662,918)

Net (loss) per share	$(0.04)	$(0.24)
Weighted average common shares outstanding – basic and diluted	134,932,832	23,188,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2021	22,205,248	$22,206	$32,830,497	$(33,868,518)	$(1,015,817)
Stock issued for cash at $3.28 per share	8,000	8	26,232		26,240
Stock compensation expense in connection with issuance of common stock	1,726,382	1,726	2,058,650		2,060,377
Stock issued in connection with warrant exercise’	73,250	73	43,677		43,750
Debt discount for warrants			1,488,928		1,488,928
Return of shares for financing commitment	(62,500)	(63)	63
Net loss				(5,662,918)	(5,662,918)
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)
Stock issued for cash at $5.00 per share	125,000	125	24,875		25,000.00
Stock compensation expense in connection with issuance of common stock	13,665,157	13,666	396,409		410,075.05
Debt discount for warrants			2,041,490		2,041,490.00
Stock issued for loan payments	496,580,035	496,580	1,002,796		1,499,376
Stock issued for accrued salary	31,000,000	31,000	18,600		49,600
Net loss				(4,915,167)	(4,915,167)
Balance, December 31, 2023	565,320,572	$565,321	$39,932,217	$(44,446,603)	$(3,949,065)

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2023	December 31, 2022

Cash flows from operating activities:
Net loss	$(4,915,167)	$(5,662,918)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	43,332	130,554
Share-based compensation	1,155,480	2,104,126
Debt discount for warrants	2,041,490	1,488,928
Loss on disposal of equipment	31,000	(327,608)
Change in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	51,000	4,862
Accounts payable and accrued expenses	413,335	331,748
Deferred revenue	-	-
Net cash (used in) operating activities	(1,179,530)	(1,930,308)

Cash flows from investing activities:
Purchase of computer equipment	-	(50,000)
Net cash (used in) investing activities	-	(50,000)

Cash flows from financing activities:
Proceeds from loans payable	-	-
Payment of notes payable	(227,252)	(761,671)
Proceeds from issuance of notes payable	1,344,146	2,750,646
Proceeds from common stock issuance	25,000	26,240
Net cash provided by financing activities	1,141,894	2,015,215

Net (decrease) increase in cash and cash equivalents	(37,636)	34,907
Cash and cash equivalents at the beginning of the period	110,606	75,699
Cash and cash equivalents at the end of the period	$72,970	$110,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in these consolidated financial statements refer to The Crypto Company and, where appropriate, its wholly-owned subsidiary Technology Convergence Company (“TechCC”) formerly Blockchain Training Alliance, Inc. (“BTA”) and an inactive subsidiary Coin Tracking, LLC (“CoinTracking”).

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

TechCC is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as to the general understanding of blockchain to corporate and individual clients.

During the years ended December 31, 2023 and 2022, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies, for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Annual Report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2023, the Company had cash of $72,970. In addition, the Company’s net loss was $4,915,167 for the year ended December 31, 2023 and the Company’s had a working capital deficit of $5,082,039. As of December 31, 2023 the accumulated deficit amounted to $44,446,602. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blockchain Training Alliance and CoinTracking LLC which is inactive. All significant intercompany accounts and transactions are eliminated in consolidation.

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

As of December 31, 2023 and 2022 there were $-0- in investments in cryptocurrency on the Company’s Balance Sheet. However, during the year ended December 31, 2022 the Company received tokens from cryptocurrency investments that were previously written down to -0- value. These tokens were immediately liquidated, and the total proceeds received from them was $67,600 and classified as “Other Income from the Recovery of Tokens” in the Company’s Statement of Operations.

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

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of December 31, 2023 the Company determined that no impairment had occurred.

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

As of December 31, 2023, we had a net operating loss carryforward for federal income tax purposes of approximately $10,613,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

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

Share-based compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in the condensed consolidated financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the year ended December 31, 2023 and the year ended December 31, 2022, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $26,869 of marketing expenses for the year ended December 31, 2023, compared to $31,777 for year ended December 31, 2022.

Reclassifications – Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

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

Early adoption continues to be permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its condensed consolidated financial statements for both annual and interim reporting periods.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020.

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

NOTE 4 – ACQUISTION

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

During the twelve months ended December 31, 2023 and 2022 the Company recorded $43,332 and $43,332, respectively, in amortization expense. As of December 31, 2023 and 2022, the balance of goodwill and intangibles was $740,469 and $574,169 compared to $740,469 and $617,501, respectively.

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

During the year ended December 31, 2020, the Company issued 500,000 stock options to members of its board of directors, 1,250,000 stock options to employees, and 170,000 stock options to non-employees. No stock options were issued in 2023.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of December 31, 2023, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term
	of Shares	Price	(years)

Options outstanding, at December 31, 2021	2,281,349	$2.26
Options granted
Options cancelled
Options exercised
Options outstanding, at December 31, 2022	2,281,349	$2.26	3.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at December 31, 2023	2,281,349	$2.26	2.25

The Company recognized $-0- and $-0- of compensation expense related to stock options for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 these options had no intrinsic value since they were all out of the money as of December 31, 2023.

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

The range of assumptions used for the year ended December 31, 2023 was as follows:

Schedule Of Stock Option Assumptions

Year ended December 31, 2023 Ranges
Volatility	102
Expected dividends	0%
Expected term (in years)	5 – 10 years
Risk-free rate	0.40%

The Company recognized $186,823 and $2,086,151 of compensation expense related to restricted stock awards for the years ended December 31, 2023 and 2022, respectively. The $186,823 dollar expense represented the issuance of 17,761,895 shares for services which were valued at approximately $0.01 per share based on the Company’s stock trading price on the OTC market on the date of issuance.

NOTE 6 – RELATED PARTY TRANSACTIONS

There were no related party transactions in 2023 or 2022.

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

The maturity dates of the bitmine promissory note delivered to each of BIT and IDI (originally May 15, 2022 and October 15, 2022) were, in each case extended by two months by mutual agreement of the parties due to supply chain delays effecting the shipment and delivery of the mining equipment to the Company. See Note 9 “Subsequent Events” for an update this agreement.

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to December 31, 2023 the Company issued 505,400,660 common shares pursuant to the conversion of approximately $409,000 of convertible debt.

The Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $120,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $108,000, each dated as of April 12, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB and of the Company’s Auditor. After payment of the fees and expenses, the net proceeds to the Company were $45,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is October 12, 2024. The AJB Note bears no interest on the principal except for default interest, if any. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to AJB in the AJB SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default.

The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in substantially all of the Company’s assets to secure the Company’s obligations under the AJB SPA and AJB Note.

The offer and sale of the AJB Note was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

