Form 10-Q
period 2024-03-31
Crypto Co
filed 2024-05-20
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 OR

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

As of May 20, 2024 the issuer had 1,071,110,533 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short- term and long-term business operations, and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Our management cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events, and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,887	$72,970
Prepaid expenses	21,222	30,317
Total current assets	43,109	103,287
Goodwill	740,469	740,469
Intangible assets	520,004	530,837
TOTAL ASSETS	$1,303,582	$1,374,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,953,990	$2,678,883
Notes payable, net	2,430,530	2,506,443
Convertible debt	125,000	-
Total current liabilities	5,509,520	5,185,326
Convertible debt	-	125,000
Notes payable - other	13,156	13,333
TOTAL LIABILITIES	5,522,676	5,323,659

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 1,071,110,533 and 565,709,873 shares issued and outstanding, respectively	1,071,111	565,321
Additional paid-in-capital	40,259,135	39,932,216
Accumulated deficit	(45,549,340)	(44,446,603)
TOTAL STOCKHOLDERS’ DEFICIT	(4,219,094)	(3,949,066)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,303,582	$1,374,593

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2024	March 31, 2023

Revenue:
Services	$15,806	$156,892
Cost of services	1,525	97,868
Gross margin	14,281	59,024

Operating expenses:
General and administrative expenses	442,830	431,049
Amortization	10,833	10,833
Share based compensation - employees	-	6,761
Share-based compensation - non-employee	463,198	379,799
Total Operating Expenses	916,862	828,442
Operating loss	(902,581)	(769,418)
Other income	-	-
Loss on disposal of business		-
Loss on Sale of Equipment	-	(31,000)
Interest expense	(200,157)	(1,970,913)
Loss before provision for income taxes	(1,102,738)	(2,771,331)
Provision for income taxes	-	-
Net loss	(1,102,738)	(2,771,331)

Net income (loss) per share	$(0.00)	$(0.11)
Weighted average common shares outstanding – basic and diluted	902,542,121	25,097,908

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)
Stock issued for cash at $5.00 per share	125,000	125	24,875		25,000
Stock compensation expense in connection with issuance of common stock	1,665,157	1,666	384,894		386,561
Debt discount for warrants			1,779,557		1,779,557
Net loss				(2,771,331)	(2,771,331)
Balance, March 31, 2023	25,740,537	$25,741	$38,637,371	$(42,302,767)	$(3,639,653)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2023	565,320,572	$565,321	$39,932,216	$(44,446,603)	$(3,949,066)
Stock compensation expense in connection with issuance of common stock		-	-		-
Additional paid in capital			3,000		3,000.00
Common stock issued for debt conversion	505,789,961	505,790	323,919		829,709
Net loss				(1,102,738)	(1,102,738)
Balance, March 31, 2024	1,071,110,533	$1,071,111	$40,259,135	$(45,549,341)	$(4,219,094)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net (loss)	$(1,102,738)	$(2,771,331)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,833	10,833
Share-based compensation	463,198	386,560
Debt discount for warrants	-	1,779,557
Loss on disposal of equipment	-	31,000
Prepaid expenses	9,095	23,600
Accounts payable and accrued expenses	275,107	192,224
Deferred revenue	-	60,000
Net cash (used in) operating activities	(344,504)	(287,557)

Cash flows from financing activities:
Payment of notes payable	(177)	(159,122)
Proceeds from issuance of notes payable	293,600	327,750
Proceeds from common stock issuance	-	25,000
Net cash provided by financing activities	293,423	193,628

Net (decrease) in cash and cash equivalents	(51,081)	(93,929)
Cash and cash equivalents at the beginning of the period	72,970	110,606
Cash and cash equivalents at the end of the period	$21,889	$16,677

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Common stock issued for convertible debt	$366,511	$-

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

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2024, the Company had cash of $21,887. In addition, the Company’s net loss was $1,102,738 for the three months ended March 31, 2024 and the Company’s had a working capital deficit of $4,219,094. As of March 31, 2024, the accumulated deficit amounted to $45,549,340. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements as of December 31, 2023.

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

As of March 31, 2024, the Company had written off the value of its investments in cryptocurrency.

Investments Non-cryptocurrency

The Company previously invested in simple agreements for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of March 31, 2024, and December 31, 2023, the Company had written-off its investments in non- cryptocurrency.

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

As of March 31, 2024, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the period ended March 31, 2024, the Company’s main source of revenue was consulting and education services to numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

●	The customer receives and consumes the benefit provided by the Company’s performance as the Company performs.
●	The Company’s performance enhances an asset controlled by the customer.
●	The Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date.

The consulting and education services performed during the period ended March 31, 2024, meet more than one of the criteria above.

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

Net Loss per Common Share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three-month periods ended March 31, 2024, and 2023, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

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

During the three months months ended March 31, 2024, the Company recorded $10,833 in amortization expense.

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

Interest expense for Notes Payable was $103,367 for the three-month period ended March 31, 2024 compared to $37,441 during the three month period ended March 31, 2023, respectively.

●

On June 10, 2020, the Company received a loan from the Small Business Administration of $14,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

As of March 31, 2024, the balance remaining under the 2020 SBA Loan is $13,146.

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

● On September 30, 2202, the Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $108,936 (giving effect to an original issue discount). The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

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

● On December 15, 2022, Company borrowed funds pursuant to a Securities Purchase Agreement (the “SPA”) entered into with 1800 Diagonal Lending, LLC (“Diagonal”), and Diagonal purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $88,760 (giving effect to an original issue discount). Net proceeds from the sale of the Note will be used primarily for general working capital purposes. The SPA contains customary representations and warranties by the Company and Diagonal typically contained in such documents.

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

As of March 31,2024, the balancing remaining under the Fast Capital Note is $132,014.

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

As of March 31, 2024 the balancing remaining under the AJB June Note is $435,829.

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

●On January 14, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $50,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $42,500, each dated as of January 30, 2024, the funds for which were received on February 1, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $40,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is July 30, 2024. The AJB Note bears no interest on the principal except for default interest, if any. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at 18%, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

●On February 23, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $53,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $45,050, each entered into on February 23, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $40,050, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is August 20, 2024. The AJB Note bears no interest on the principal except for default interest, if any. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of (i) 18% per annum or (ii) the maximum amount permitted under the law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

●On February 29, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $159,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $135,000, each dated as of February 29, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $130,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is August 29, 2024. The AJB Note bears no interest on the principal except for default interest, if any. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of March 31, 2024 and December 31, 2023, respectively.

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

Interest expense for Convertible Notes was $1,558 for the three months ended March 31, 2024, and March 31, 2023, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of March 31, 2024, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
January 2022	Common Shares	January 12, 2025	$5.25	500,000
February 2022	Common Shares	February 24, 2025	$5.25	200,000
April 2022	Common Shares	April 7, 2025	$5.25	146,667
May 2022	Common Stock	May 3, 2025	$5.25	750,000
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000
April 2023	Common Stock	April 14. 2028	$0.00001	1,000,000
May 2023	Common Stock	May 12, 2028	$0.00001	1,500,000
June 2023	Common Stock	June 23, 2028	$0.00001	1,500,000
November 2023	Common Stock	November 13, 2028	$0.00001	10,000,000

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

During the three-month period ended March 31, 2024, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of March 31, 2024, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Term (years)	Intrinsic Value
Options outstanding, on December 31, 2023	2,281,429	$2.26	2.25	-
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on March 31, 2024	2,281,429	$2.26	2.00	$-
Vested and exercisable	2,281,429	$2.26	2.00	$-

The Company recognized $0 for share-based compensation related to stock options for the three-month period ended March 31, 2024. There were no options exercised for the three months ended March 31, 2024.

The Company granted -0- shares of restricted stock during the three-month period ended March 31, 2024 (although such shares were not issued under the Plan).

The Company recognized $-0- for share-based compensation related to restricted stock issued for the three month period ended March 31, 2024. As of March 31, 2024, there was $0 of unrecognized compensation costs related to stock options issued to employees and nonemployees, and the stock options had no intrinsic value since they were all “out of the money” as of March 31, 2024.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $0 for the nine months ended March 31, 2024, and March 31, 2023, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On May 1, 2024, the Crypto Company (the “Company”) and AJB Capital Investments LLC entered into a First Amendment to that certain Promissory Note dated as of April 12, 2024 (“Existing Note”). The First Amendment to the Promissory Note amends the Existing Note to (1) increase the principal amount of the Existing Note from $120,000 to $148,889 and (2) extend the maturity date of the Existing Note to November 1, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical consolidated financial information, the following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC.

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

Recent Developments

On October 3, 2023, the Company entered into an Intellectual Property Assignment Agreement (the “IP Agreement”) with AllFi Technologies, Inc., a Delaware corporation, and wholly owned subsidiary of the Company (“AllFi Technologies”), pursuant to which the Company assigns to AllFi Technologies: (i) a sublicense of code instance managed by TelBill, LLC under the Code Licensing Commerical Agreement dated as of August 29, 2023, by and between the Company and TelBill, LLC (“Code Licensing Commerical Agreement”), (ii) one runtime SaaS license for use by AllFi Technologies in the conduct of its coupon business for a term of 12 months in accordance with the Company’s sublicense right under Section 2.1 of the Code Licensing Commerical Agreement in exchange for a fee to be mutually agreed to by the Company and AllFi Technologies through the use of such SaaS license, and (iii) one runtime SaaS license for use by AllFi Technologies in the conduct of its banking and marketplace business for a term of 12 months in accordance with the Company’s sublicense right under Section 2.1 of the Code Licensing Commerical Agreement in exchange for a fee to be mutually agreed to by the Company and AllFi Technologies through the use of such SaaS license.

Also on October 3, 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with AllFi Technologies, pursuant to which the Company agreed to purchase from AllFi Technologies an aggregate of 501 shares of AllFi Technologies’ common stock, which represents 50.1% of the current issued and outstanding shares of AllFi Technologies, for a purchase price of $100,000. Upon the execution of the Subscription Agreement, the Company became a shareholder of AllFi Technologies.

In connection with the Company’s investment in AllFi Technologies as described above, on October 7, 2023, the Company sold an aggregate of 22,104,583 shares of the Company’s restricted common stock to AllFi Holdings LLC (the “Investor”), for a total purchase price of $1.00, pursuant to a Subscription Agreement by and between the Company and the Investor (the “Subscription Agreement”).

On February 23, 2024, the Company entered into a License Agreement (“License Agreement”) with AllFi Holdings LLC, a Wyoming limited liability company (“AllFi Holdings”), pursuant to which the Company grants to AllFi Holdings an exclusive license to utilize the Assigned IP (as defined in the License Agreement) associated with the utilization of the AllFi Brand. In consideration of the license granted under the License Agreement, AllFi Holdings will remit royalty payments to the Company for the utilization of the Assigned IP in accordance with the terms of the License Agreement.

Voluntary Mutual Termination and Release Agreement

On August 31, 2023, the Company entered into a Code Licensing Commercial Agreement (the “Code Licensing Agreement”) with TelBill, LLC (“TelBill”), pursuant to which TelBill granted the Company a non-exclusive, worldwide, revocable, non-transferable, sublicensable, license to use and market its software and fin-tech products and services to the Company’s customers. In exchange, the Company paid TelBill a sum of $300,000, paid in accordance with the fee schedule set forth in the Code Licensing Agreement. The Company also paid TelBill for all security system infrastructure costs and to manage the code instance, which were both be billed at actual cost with no markup. In addition, TelBill is entitled to share in the revenue generated by the Company through the use of TelBill’s software, at a rate of 15% of net program profits. As additional consideration for the license, the Company provided TelBill with 19.98% equity in the Company in the form of warrants with a 30-year expiration, and which vest in accordance with the vesting schedule set forth in the Code Licensing Agreement.

The Agreement has a one hundred year term or will continue until it is terminated in accordance with the provisions set forth in the Code Licensing Agreement. Each party may terminate the Agreement, upon written notice to the other party. Neither party may assign the Agreement, including through a change of control. The Agreement also contains customary representations, warranties and covenants, and the parties have also agreed to indemnify and hold each other harmless from claims and losses arising directly or indirectly from the Agreement under certain circumstances.

On February 23, 2024, the Company entered into a Voluntary Mutual Termination and Release Agreement (“Termination Agreement”) with TelBill, pursuant to which the Company and TelBill agreed to terminate the Code Licensing Commercial Agreement. The Company and TelBill have made customary representations, warranties, and covenants in the Termination Agreement.

Comparison of the three months ended March 31, 2024 and March 31, 2023

Revenue

Revenues for the three months ended March 31, 2024 and March 31, 2023, were $15,806 and $156,895, respectively. The decrease in revenue was due to less of a demand for blockchain training services. Revenue for the 2024 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and Administrative Expenses

For the three months ended March 31, 2024, our general and administrative expenses were $442,830, an increase of $11,781 compared to $431,049 for the period ended March 31, 2023. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $10,833 for the three months ended March 31, 2024 and March 31, 2023, respectively. Depreciation expense was $0 and $0 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Share-based compensation was $463,198 and $386,560 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Other Income (Expense)

During the three months ended March 31, 2024 and March 31, 2023, other income was $0.

Interest Expense

During the three months ended March 31, 2024, interest expense was $200,157 compared to $1,970,913 during the three months ended March 31, 2023. The decrease is primarily attributed to the issuance of promissory notes payable during the 2023 period.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three months ended March 31,
	2024	2023
Net cash (used in) operating activities	$(344,504)	$(287,557)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	293,423	193,628
Net (decrease) in cash and cash equivalents	$(51,081)	$(93,929)

Operating Activities

Net cash used in operating activities was $344,504 for the three months ended March 31, 2024, compared to net cash used by operating activities of $287,557 for the three months ended March 31, 2023. The increase in net cash used in operating activities during the 2024 period was primarily due to an increase in general and administrative expenses of $11,781 for the three months ended March 31, 2024 and a decrease of $60,000 in deferred revenue compared to the three month ended March 31, 2023.

Investing Activities

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2024 and March 31, 2023.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2024, was $293,423, compared to $193,628 for the three months ended March 31, 2023. The increase in net cash from financing activities was mainly due to the resulting issuance of promissory notes during the three months ended March 31, 2023.

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

Other than as discussed in this Quarterly Report and our 2023 Annual Report, we are not aware of any other trends, events, or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2023 Annual Report.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings.

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A. Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition.

ITEM 3. Defaults upon Senior Securities.

On April 24, 2023, the Company defaulted on the July 27, 2022 Coventry Note. The Company was in violation of covenants in the Coventry Note that require the Company to make the payment of any principal amount, guaranteed interest, or any other interest due under the Coventry Note, when due, subject to a five day cure period. Upon an event of default, consistent with the terms of the Coventry Note, the Coventry Note becomes convertible, in whole or in part, into shares of the Company’s Common Stock at Coventry’s option. On April 24, 2023, the Company received a notice of default in the amount of $17,916.94 of principal and $2,083.06 of interest. As per the terms of the Coventry Note, upon the occurrence and during the continuation of an event of default, the Coventry Note will become immediately due and payable. As of the filing date of this quarterly report on Form 10-Q, the total arrearage is $-0- since the Coventry Note has been paid in full.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 20, 2024	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

