Form 10-Q
period 2024-06-30
Crypto Co
filed 2024-08-19
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024 the issuer had 1,981,881,172 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,386	$72,970
Accounts receivable, net	-	-
Prepaid expenses	12,127	30,317
Total current assets	43,513	103,287
Fixed assets		-
Goodwill	740,469	740,469
Intangible assets	509,171	530,837
TOTAL ASSETS	$1,293,153	$1,374,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,104,926	$2,678,883
Notes payable, net	2,697,085	2,506,443
Convertible debt	125,000	-
Total current liabilities	5,927,011	5,185,326
Convertible debt	-	125,000
Notes payable - other	12,979	13,333
TOTAL LIABILITIES	5,939,990	5,323,659

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 1,981,881,172 and 565,709,873 shares issued and outstanding, as of June 30, 2024 and December 31, 2023 respectively	1,981,881	565,321
Additional paid-in-capital	40,609,865	39,932,216
Accumulated deficit	(47,238,583)	(44,446,603)
TOTAL STOCKHOLDERS’ DEFICIT	(4,646,837)	(3,949,066)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,293,153	$1,374,593

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue:
Services	$9,841	$106,610	$25,647	$255,202
Cost of services	7,733	117,314	9,258	206,669
Gross margin	2,107	(10,704)	16,388	48,533

Operating expenses:
General and administrative expenses	243,823	320,500	686,653	765,525
Amortization	10,833	10,833	21,666	21,666
Share-based compensation - employee	-	-	804,015	6,761
Share-based compensation - non-employee	439,487	119,919	902,685	499,718
Total Operating Expenses	694,143	451,252	2,415,020	1,293,670
Operating loss	(692,036)	(461,956)	(2,398,631)	(1,245,137)
Other income	-	25,775	-	25,775
Loss on Sale of Equipment	-		-	(31,000)
Interest expense	(193,192)	(346,402)	(393,349)	(2,317,315)

Loss before provision for income taxes	(885,228)	(782,583)	(2,791,981)	(3,567,677)
Provision for income taxes	-	-	-	-
Net loss)	(885,228)	(782,583)	(2,791,981)	(3,567,677)

Net (loss) per share	$(0.00)	$(0.02)	$(0.00)	$(0.12)
Weighted average common shares outstanding – Basic and Diluted	1,981,881,172	35,731,866	1,442,211,647	30,444,263

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)
Stock issued for cash at $5.00 per share	125,000	125	24,875		25,000
Stock compensation expense in connection with issuance of common stock	1,665,157	1,666	384,894		386,561
Debt discount for warrants			2,031,499		2,031,499
Stock issued for loan payments	28,080,581	28,081	349,265		377,346
Net loss				(3,567,677)	(3,567,677)
Balance, June 30, 2023	53,821,118	$53,822	$39,238,578	$(43,099,113)	$(3,806,711)

	Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance, December 31, 2023	565,320,572	$565,321	$39,932,216	$(44,446,603)	$(3,949,066)
Stock compensation expense in connection with issuance of common stock		-	332,732		332,732.00
Additional paid in capital			3,000		3,000
Debt discount for warrants			17,998		17,998
Common stock issued for debt conversion	1,416,560,600	1,416,561	323,919		1,740,480
Net loss				(2,791,981)	(2,791,981)
Balance, June 30, 2024	1,981,881,172	$1,981,882	$40,609,865	$(47,238,584)	$(4,646,837)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net (loss)	$(2,791,981)	$(3,567,677)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	21,666	21,666
Share-based compensation	1,706,700	506,479
Debt discount for warrants	17,998	2,031,499
Loss on disposal of equipment	-	31,000
Financing costs associated with convertible debt		-
Issuance of common stock for acquisition	-	-
Goodwill impairment	-	-
Gain on the forgiveness of debts	-	-
Change in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	17,834	62,200
Accounts payable and accrued expenses	426,043	324,203
Deferred revenue	-	-
Net cash (used in) operating activities	(601,739)	(590,630)

Cash flows from financing activities:
Payment of notes payable	-	(187,062)
Proceeds from issuance of notes payable	560,155	659,767
Proceeds from common stock issuance		25,000
Net cash provided by financing activities	560,155	497,705

Net decrease in cash and cash equivalents	(41,584)	(92,924)
Cash and cash equivalents at the beginning of the period	72,970	110,606
Cash and cash equivalents at the end of the period	$31,386	$17,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued for convertible debt	$366,511	$-

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

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2024, the Company had cash of $31,386. In addition, the Company’s net loss was $2,791,981 for the six months ended June 30, 2024 and the Company’s had a working capital deficit of $4,646,837. As of June 30, 2024, the accumulated deficit amounted to $47,238,583. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of June 30, 2024, the Company had written off the value of its investments in cryptocurrency.

Investments Non-cryptocurrency

The Company previously invested in simple agreements for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of June 30, 2024, and December 31, 2023, the Company had written-off its investments in non- cryptocurrency.

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

As of June 30, 2024, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the period ended June 30, 2024, the Company’s main source of revenue was consulting and education services to numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

●	The customer receives and consumes the benefit provided by the Company’s performance as the Company performs.
●	The Company’s performance enhances an asset controlled by the customer.
●	The Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date.

The consulting and education services performed during the period ended June 30, 2024, meet more than one of the criteria above.

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

Net Loss per Common Share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three and six month periods ended June 30, 2024, and 2023, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

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

During the six months months ended June 30, 2024, the Company recorded $21,666 in amortization expense.

NOTE 5 – NOTES PAYABLE

CoinTracking Note

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

Interest expense for Notes Payable was $372,245 for the six month period ended June 30, 2024 compared to $280,835 during the six month period ended June 30, 2023, respectively.

2020 SBA Loan

●	On June 10, 2020, the Company received a loan from the Small Business Administration of $14,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

As of June 30, 2024, the balance remaining under the 2020 SBA Loan is $12,979.

BIT and IDI Notes

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

January 2022 AJB Note

● Effective January 13, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “Jan. AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (giving effect to a 10% original issue discount). The maturity date of the Jan. AJB Note was July 12, 2022. The Jan. AJB Note bears interest at 10% per year, and principal and accrued interest was to be due on the maturity date. In connection with a subsequent loan extended to the Company by AJB on or about May 3, 2022 (as further described below) the Company repaid all outstanding obligations that were due to AJB under the Jan. AJB Note. In connection with a subsequent promissory note entered into by and between the Company and AJB in May 2022, the Company repaid all obligations owed to AJB pursuant to this Jan. AJB Note.

Sixth Street SPA

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

February 2022 AJB Note

● On February 24, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “Feb. SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $300,000 (the “Feb. Note”) to ABJ in a private transaction for a purchase price of $275,000 (giving effect to an original issue discount). The maturity date of the Feb. Note was August 24, 2022, but it may be extended for six months upon the consent of AJB and the Company. The Feb. Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Feb. Note at any time without penalty. The Company’s failure to make required payments under the AJB Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Feb. SPA or Feb. Note, the Feb. Note will bear interest at 18%, AJB may immediately accelerate the Feb. Note due date, AJB may convert the amount outstanding under the Feb. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2024, the Company repaid all obligations owed to AJB pursuant to this Feb. AJB Note.

Efrat Note

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

The maturity date of the Efrat Note was September 7, 2022, although the maturity date may be extended for six months upon the consent of Efrat and the Company. The Efrat Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Efrat Note at any time without penalty. Any failure by the Company to make required payments under the Efrat Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the April SPA or the Efrat Note, the Efrat Note will bear interest at 18%, Efrat may immediately accelerate the Efrat Note due date, Efrat may convert the amount outstanding under the Efrat Note into shares of Company common stock at a discount to the market price of the stock, and Efrat will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2024, the balancing remaining under the Efrat Note is $83,383.

May 2022 AJB Note

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

The maturity date of the May AJB Note was November 3, 2022, but it may be extended by the Company for six months with the interest rate to increase during the extension period. The May AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the May AJB Note at any time without penalty. Under the terms of the May AJB Note, the Company may not sell a significant portion of its assets without the approval of AJB, may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the May AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the May AJB SPA or May AJB Note, the May AJB Note will bear interest at 18%, AJB may immediately accelerate the May AJB Note due date, AJB may convert the amount outstanding under the May AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2024, the balancing remaining under the May AJB Note is $1,016,547.

July 2022 1800 Diagonal Note

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

The maturity date of the Note was July 5, 2023 (the “Maturity Date”). The Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Note. The conversion price under the Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

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

As of June 30, 2024 the Company repaid all obligations owed to 1800 Diagonal pursuant to this July Diagonal Note.

Coventry Note

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

The Note bears interest at a rate of 10% per annum, with guaranteed interest (the “Guaranteed Interest”) of $20,000 being deemed earned as of date of issuance of the Note. The Note matured on July 15, 2023. The principal amount and the Guaranteed Interest is due and payable in seven equal monthly payments of $31,428.57, beginning on December 15, 2022 and continuing on the third day of each month thereafter until paid in full.

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

As of June 30, 2024 the Company repaid all obligations owed to Coventry Enterprises pursuant to this Coventry Note.

September 2022 1800 Diagonal Note

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

As of June 30, 2024 the Company repaid all obligations owed to 1800 Diagonal pursuant to this Sept. Diagonal Note.

December 2022 1800 Diagonal Note

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

As of June 30, 2024 the Company repaid all obligations owed to 1800 Diagonal pursuant to this Dec. Diagonal Note.

January 2023 1800 Diagonal Note

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

The maturity date of the Third Diagonal Note was January 3, 2024 (the “Maturity Date”). The Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Third Diagonal Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Third Diagonal Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Third Diagonal Note. The conversion price under the Third Diagonal Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Third Diagonal Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Third Diagonal Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

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

As of June 30, 2024 the Company repaid all obligations owed to 1800 Diagonal pursuant to this Third Diagonal Note.

Fast Capital Note

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

The maturity date of the Fast Capital Note was January 30, 2024. The Fast Capital Note bears interest at a rate of 10% per annum, and a default interest of 24% per annum. Interest is payable in shares of Company common stock.

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

As of June 30, 2024, the balancing remaining under the Fast Capital Note is $135,416.

March 2023 1800 Diagonal Note

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

The maturity date of the Fourth Diagonal Note was March 2, 2024 (the “Maturity Date”). The Fourth Diagonal Note bears interest at a rate of 10% per annum, and a default interest of 22% per annum. Diagonal has the option to convert all of the outstanding amounts due under the Fourth Diagonal Note into shares of the Company’s common stock beginning on the date which is 180 days following the date of the Fourth Diagonal Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the default amount, as such term is defined under the Fourth Diagonal Note. The conversion price under the Fourth Diagonal Note for each share of common stock is equal to 65% of the lowest trading price of the Company’s common stock for the 10 trading days prior to the conversion date. The conversion of the Fourth Diagonal Note is subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. Failure of the Company to convert the Note and deliver the common stock when due will result in the Company paying Diagonal a monetary penalty for each day beyond such deadline.

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

As of June 30, 2024 the Company repaid all obligations owed to 1800 Diagonal pursuant to this Fourth Diagonal Note.

June 2023 AJB Note

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

The maturity date of the AJB June Note was January 23, 2024. The AJB June Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB June Note at any time without penalty. The AJB June Note contains standard and customary events of default, such as, among other restrictions and requirements, that the Company timely make payments under the AJB June Note; the Company may not sell a significant portion of its assets without the approval of AJB; the Company may not issue additional debt that is not subordinate to AJB; the Company must comply with the reporting requirements under the Securities Exchange Act of 1934; and the Company must maintain the listing of the Company’s common stock on the OTC Market or other exchange. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default. Upon an event of default under the AJB SPA or AJB June Note, the AJB June Note will bear interest at 18%; AJB may immediately accelerate the AJB June Note due date; AJB may convert the amount outstanding under the AJB June Note into shares of Company common stock at a discount to the market price of the stock; and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2024 the balancing remaining under the AJB June Note is $447,735.

November 2023 AJB Note

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

The maturity date of the Nov. Note was May 10, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2024 the balancing remaining under the AJB November Note is $544,384.

January 2024 AJB Note

● On January 14, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $50,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $42,500, each dated as of January 30, 2024, the funds for which were received on February 1, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $40,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note was July 30, 2024. The AJB Note bears no interest on the principal except for default interest, if any. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at 18%, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2024 the balancing remaining under the AJB January Note is $50,000.

February 23, 2024 AJB Note

● On February 23, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $53,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $45,050, each entered into on February 23, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $40,050, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

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

As of June 30, 2024 the balancing remaining under the AJB February Note is $53,000.

February 29, 2024 AJB Note

● On February 29, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $159,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $135,000, each dated as of February 29, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $130,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

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

As of June 30, 2024 the balancing remaining under the AJB February Note is $159,000.

April 2024 AJB Note

On April 12, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $120,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $108,000. The maturity date of the AJB Note is October 12, 2024, however, the principal amount under this AJB Note was increased to $185,555 and the Maturity Date was extended to November 1, 2024 pursuant to the First and Second Amendment (see descriptions below).

AJB First Amendment to Note

● On May 1, 2024, the Crypto Company (the “Company”) and AJB Capital Investments LLC entered into a First Amendment to that certain Promissory Note dated as of April 12, 2024 (“Existing Note”). The First Amendment to the Promissory Note amends the Existing Note to (1) increase the principal amount of the Existing Note from $120,000 to $148,889 and (2) extend the maturity date of the Existing Note to November 1, 2024.

AJB Second Amendment to Note

● On May 20, 2024, the Crypto Company (the “Company”) and AJB Capital Investments LLC entered into a Second Amendment, effective as of May 15, 2024, to that certain Promissory Note dated as of April 12, 2024 (“Promissory Note”). The First Amendment to the Promissory Note (“First Amendment”) amended the Promissory Note to (1) increase the principal amount of the Promissory Note from $120,000 to $148,889 and (2) extended the maturity date of the Promissory Note to November 1, 2024. The Second Amendment to the Promissory Note (“Second Amendment”) amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $148,889 to $185,555; provided, however, that the $185,555 principal carries an original issue discount of $3,666 withheld from the Company to cover monitoring costs associated with the Promissory Note. Moreover, $1,000 of the $185,555 principal shall be withheld to pay the Company’s legal counsel fees and expenses incurred in connection with this Second Amendment.

June 7, 2024 AJB Note

● The Crypto Company (the “Company”) borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $68,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $61,200, each executed as of June 7, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $55,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is December 1, 2024. The AJB Note bears interest at a rate of twelve percent (12%) per calendar year from the date of issuance. The interest shall accrue on a monthly basis and is payable on the maturity date or upon acceleration or by prepayment or otherwise. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

June 24, 2024 AJB Note

● The Crypto Company (the “Company”) borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $72,500 (the “AJB Note”) to AJB in a private transaction for a purchase price of $58,000, each executed as of June 24, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $18,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is December 18, 2024. The AJB Note bears interest at a rate of twelve percent (12%) per calendar year from the date of issuance. The interest shall accrue on a monthly basis and is payable on the maturity date or upon acceleration or by prepayment or otherwise. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of June 30, 2024 and December 31, 2023, respectively.

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

Interest expense for Convertible Notes was $3,116 for the six months ended June 30, 2024, and June 30, 2023, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of June 30, 2024, outstanding warrants to purchase shares of the Company’s common stock were as follows:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
September 2019	Common Shares	September 24, 2022	$0.01	75,000
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
January 2022	Common Shares	January 12, 2025	$5.25	500,000
February 2022	Common Shares	February 24, 2025	$5.25	200,000
April 2022	Common Shares	April 7, 2025	$5.25	146,667
May 2022	Common Stock	May 3, 2025	$5.25	750,000
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000
April 2023	Common Stock	April 14. 2028	$0.00001	1,000,000
May 2023	Common Stock	May 12, 2028	$0.00001	1,500,000
June 2023	Common Stock	June 23, 2028	$0.00001	1,500,000
November 2023	Common Stock	November 13, 2028	$0.00001	10,000,000
April 2024	Common Stock	April 12, 2029	$0.00001	5,000,000
May 2024	Common Stock	May 31, 2029	$0.00001	5,000,000

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

During the six month period ended June 30, 2024, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of June 30, 2024, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Term (years)	Intrinsic Value
Options outstanding, on December 31, 2023	2,281,429	$2.26	2.25	-
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on June 30, 2024	2,281,429	$2.26	1.75	$-
Vested and exercisable	2,281,429	$2.26	1.75	$-

The Company recognized $0 for share-based compensation related to stock options for the six month period ended June 30, 2024. There were no options exercised for the six months ended June 30, 2024.

The Company granted -0- shares of restricted stock during the six month period ended June 30, 2024 (although such shares were not issued under the Plan).

The Company recognized $-0- for share-based compensation related to restricted stock issued for the six month period ended June 30, 2024. As of June 30, 2024, there was $0 of unrecognized compensation costs related to stock options issued to employees and nonemployees, and the stock options had no intrinsic value since they were all “out of the money” as of June 30, 2024.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $0 for the nine months ended June 30, 2024, and June 30, 2023, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Effective June 28, 2024, the Company entered into stock agreements (each, a “Stock Agreement”) with five separate recipients (each, a “Recipient”). Pursuant to the terms of the Stock Agreements, the Company issued a total of 910,770,639 shares of Company common stock as a bonus granted to certain Recipients who are employees and as a consideration for certain contractors’ services for the Recipients who are contractors. Ronald Levy, Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer, Chairman of the Board and Secretary of the Company, was one the Recipients. The shares of Company common stock were issued in a private transaction. The shares of Company common stock described in this Current Report on Form 8-K were offered and sold in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Each of the Recipients had access to information about the Company or is a person to whom the Company believes the offer was exempt from registration.

On July 16, 2024, the Company’s board of directors approved an amendment to the Company’s Articles of Incorporation (as amended) to (1) increase the number of authorized shares of our common stock from 2,000,000,000 to 19,000,000,000, and (2) create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares. The Board believes that the availability of additional authorized shares of common stock will provide the Company with the necessary flexibility to issue common stock for a variety of general corporate purposes as the Board may determine to be in the best interest of the Company and its stockholders including, without limitation, future issuances in connection with financing activities, investment opportunities, licensing agreements, acquisitions, grants to service providers or other issuances.

On July 22, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $59,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $47,200, each executed as of July 22, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $44,700, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes. The maturity date of the AJB Note is January 15, 2025. The AJB Note bears interest at a rate of twelve percent (12%) per calendar year from the date of issuance. The interest shall accrue on a monthly basis and is payable on the maturity date or upon acceleration or by prepayment or otherwise. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

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

On June 7, 2024, the Company completed the sale of AllFi Technologies, a majority owned subsidiary of the Company, to AllFi Holdings. AllFi Holdings purchased all of the issued and outstanding shares of common stock of the Company’s subsidiary, AllFi Technologies. This sale was designed to optimize both companies’ focus on their respective areas of expertise. As a result of this transaction, The Crypto Company received back from AllFi Holdings, its previously issued and committed shares, which totaled approximately 10% of The Crypto Company. In return, AllFi Holdings obtained full ownership of AllFi Technologies, including the trademarks and IP associated therewith.

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

Comparison of the three months ended June 30, 2024 and June 30, 2023

Revenue

Revenues for the three months ended June 30, 2024 and June 30, 2023, were $9,841 and $106,610, respectively. The decrease in revenue was due to less of a demand for blockchain training services. Revenue for the 2024 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and Administrative Expenses

For the three months ended June 30, 2024, our general and administrative expenses were $243,823, a decrease of $76,677 compared to $320,500 for the period ended June 30, 2023. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $10,833 for the three months ended June 30, 2024 and June 30, 2023, respectively. Depreciation expense was $0 and $0 for the three months ended June 30, 2024 and June 30, 2023, respectively.

Share-based compensation was $439,487 and $119,919 for the three months ended June 30, 2024 and June 30, 2023, respectively.

Other Income (Expense)

During the three months ended June 30, 2024 and June 30, 2023, other income was $0.

Interest Expense

During the three months ended June 30, 2024, interest expense was $193,192 compared to $346,402 during the three months ended June 30, 2023. The decrease is primarily attributed to the less issuances of warrant debt discounts during the 2024 period.

Comparison of the six months ended June 30, 2024 and June 30, 2023

Revenue

Revenues for the six months ended June 30, 2024 and June 30, 2023, were $25,647 and $255,202, respectively. The decrease in revenue was due to less of a demand for blockchain training services. Revenue for the 2024 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and Administrative Expenses

For the six months ended June 30, 2024, our general and administrative expenses were $686,653, a decrease of $78,872 compared to $765,525 for the period ended June 30, 2023. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $21,666 for the six months ended June 30, 2024 and June 30, 2023, respectively. Depreciation expense was $0 and $0 for the six months ended June 30, 2024 and June 30, 2023, respectively.

Share-based compensation was $1,706,700 and $506,479 for the six months ended June30, 2024 and June 30, 2023, respectively.

Other Income (Expense)

During the six months ended June 30, 2024 and June 30, 2023, other income was $0.

Interest Expense

During the six months ended June 30, 2024, interest expense was $393,349 compared to $2,317,315 during the six months ended June 30, 2023. The decrease is primarily attributed to the less issuances of warrant debt discounts during the 2024 period.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six months ended June 30,
	2024	2023
Net cash (used in) operating activities	$(601,383)	$(590,630)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	559,799	497,705
Net (decrease) in cash and cash equivalents	$(41,584)	$(92,924)

Operating Activities

Net cash used in operating activities was $601,383 for the six months ended June 30, 2024, compared to net cash used by operating activities of $590,630 for the six months ended June 30, 2023. The increase in net cash used in operating activities during the 2024 period was primarily due to an increase in accounts payable and accrued expenses of $101,840 for the six months ended June 30, 2024.

Investing Activities

Net cash used in investing activities was $0 and $0 for the six months ended June 30, 2024 and June 30, 2023.

Financing Activities

Net cash from financing activities for the six months ended June 30, 2024, was $559,799, compared to $497,705 for the six months ended June 30, 2023. The increase in net cash from financing activities was mainly due to the resulting issuance of promissory notes during the six months ended June 30, 2024.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On May 3, 2024, the Securities and Exchange Commission entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC (“Borgers”) and its sole audit partner, Benjamin F. Borgers CPA, permanently, barring Mr. Borgers and Borgers (collectively, “BF Borgers”) from appearing or practicing before the Commission as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as the Company’s independent registered public accounting firm, nor can BF Borgers issue any audit reports included in Securities and Exchange Commission filings or provide consents with respect to audit reports. In light of the Order, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) on May 8, 2024, unanimously approved to dismiss and dismissed BF Borgers as the Company’s independent registered public accounting firm.

On May 8, 2024, the Audit Committee engaged Bush & Associates CPA LLC to serve as the Company’s new independent registered public accounting firm.

ITEM 6. Exhibits.

Exhibit Number	Document

10.1	Form of Stock Agreement (for awards granted to certain employees and contractors on June 28, 2024).

10.2	Promissory Note in favor of AJB Capital Investments, LLC, dated June 18, 2024.

10.3	Securities Purchase Agreement dated June 18, 2024, between The Crypto Company and AJB Capital Investments.

10.4	Stock Purchase Agreement by and between AllFi Technologies and AllFi Holdings (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2024).

10.5	Contribution and Assignment Agreement by and between the Company, AllFi Technologies, and AllFi Holdings (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2024).

10.6	Settlement and Release Agreement by and between AllFi Technologies, AllFi Holdings LLC, and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2024).

10.7	Promissory Note in favor of AJB Capital Investments, LLC, dated May 31, 2024.

10.8	Securities Purchase Agreement dated May 31, 2024, between The Crypto Company and AJB Capital Investments.

10.9	Second Amendment to Promissory Note, dated May 15, 2024, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2024).

10.10	Security Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.11	Promissory Note in favor of AJB Capital Investments, LLC, dated April 12, 2024 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.12	Securities Purchase Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).

10.13	First Amendment to Promissory Note, dated May 1, 2024, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024).

31.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2024	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

