Form 10-Q
period 2024-09-30
Crypto Co
filed 2024-11-19
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 15, 2024 the issuer had 2,584,452,644 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CRYPTO COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,662	$72,970
Accounts receivable, net	-	-
Prepaid expenses	3,032	30,317
Total current assets	9,694	103,287
Fixed assets		-
Goodwill	746,368	740,469
Intangible assets	509,171	530,837
TOTAL ASSETS	$1,265,233	$1,374,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,344,245	$1,989,881
Accrued payroll-officer	959,002	689,002
Notes payable, net	2,608,735	2,506,443
Convertible debt	125,000	-
Total current liabilities	6,036,982	5,185,326
Convertible debt	-	125,000
Notes payable - other	12,802	13,333
TOTAL LIABILITIES	6,049,784	5,323,659

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 19,000,000,000 shares authorized; 2,312,970,914 and 565,709,873 shares issued and outstanding, as of September 30, 2024 and December 31, 2023 respectively	2,312,971	565,321
Additional paid-in-capital	40,642,224	39,932,216
Accumulated deficit	(47,739,745)	(44,446,603)
TOTAL STOCKHOLDERS’ DEFICIT	(4,784,551)	(3,949,066)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,265,233	$1,374,593

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue:
Services	$10,299	$124,195	$35,946	$379,107
Cost of services	7,361	14,900	16,619	248,136
Gross margin	2,938	109,295	19,326	130,971

Operating expenses:
General and administrative expenses	309,364	244,183	996,017	979,324
Amortization	-	10,833	21,666	32,499
Share-based compensation - employee	-	-	1,243,502	6,761
Share-based compensation - non-employee	(281,088)	113,818	621,597	613,537
Total Operating Expenses	28,275	368,834	2,882,782	1,632,121
Operating loss	(25,338)	(259,539)	(2,863,455)	(1,501,150)
Other income	-	-	-	25,775
Loss on Sale of Equipment	-		-	(31,000)
Interest expense	(76,807)	(99,306)	(470,157)	(2,416,621)

Loss before provision for income taxes	(102,145)	(358,845)	(3,333,613)	(3,922,996)
Provision for income taxes	-	-	-	-
Net (loss)	(102,145)	(358,845)	(3,333,613)	(3,922,996)

Net (loss) per share	$(0.00)	$(0.02)	$(0.00)	$(0.07)
Weighted average common shares outstanding – Basic and Diluted	2,007,990,481	110,774,232	1,339,764,794	57,709,544

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)
Stock issued for cash at $5.00 per share	125,000	125	24,875		25,000
Stock compensation expense in connection with issuance of common stock	1,665,157	1,666	386,409		388,075
Debt discount for warrants			2,031,499		2,031,499
Stock issued for loan payments	182,947,927	182,948	449,818		632,766
Net loss				(3,922,996)	(3,922,996)
Balance, September 30, 2023	208,868,464	$208,689	$39,240,646	$(43,454,432)	$(3,905,097)

	Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance, December 31, 2023	565,320,572	$565,321	$39,932,216	$(44,446,603)	$(3,949,066)
Stock compensation expense in connection with issuance of common stock	910,770,639	910,771	332,731		1,243,502
Adjustment of prior year loss				40,471	40,471
Debt discount for warrants			20,997		20,997
Common stock issued for debt conversion	836,879,703	836,880	356,278		1,193,158
Net loss				(3,333,613)	(3,333,613)
Balance, September 30, 2024	2,312,970,914	$2,312,970	$40,642,224	$(47,739,745)	$(4,784,551)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net (loss)	$(3,333,613)	$(3,922,996)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	21,666	32,499
Share-based compensation	1,243,502	620,298
Debt discount for warrants	20,997	2,031,499
Loss on disposal of equipment	-	31,000
Change in operating assets and liabilities:
Prepaid expenses	27,285	77,567
Accrued payroll -officers	270,000	360,000
Accounts payable and accrued expenses	354,364	6,518
Net cash (used in) operating activities	(1,395,798)	(763,615)

Cash flows from financing activities:
Proceeds from loans payable	571,936	-
Payment of notes payable	-	(195,702)
Proceeds from issuance of notes payable	757,554	844,146
Proceeds from common stock issuance	-	25,000
Net cash provided by financing activities	1,329,490	673,444

Net (decrease) in cash and cash equivalents	(66,308)	(90,171)
Cash and cash equivalents at the beginning of the period	72,970	110,606
Cash and cash equivalents at the end of the period	$6,662	$20,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued for convertible debt	$1,255,659	$-

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

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2024, the Company had cash of $6,662. In addition, the Company’s net loss was $3,333,613 for the nine months ended September 30, 2024 and the Company had a working capital deficit of $6,027,288. As of September 30, 2024, the accumulated deficit amounted to $47,739,745. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company defines its cash and cash equivalents to include only cash on hand and certain highly liquid investments with original maturities of ninety days or less. The Company maintains its cash and cash equivalents at financial institutions, the balances of which may, at times, exceed federally insured limits. Management believes that the risk of loss due to concentration is minimal.

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

As of September 30, 2024, the Company had written off the value of its investments in cryptocurrency.

Investments Non-cryptocurrency

The Company previously invested in simple agreements for future tokens (“SAFT”) and a simple agreement for future equity (“SAFE”) agreements. The SAFT agreements provide for the issuance of tokens in anticipation of a future token generation event, with the number of tokens predetermined based on the price established in each respective agreement. The SAFE investment included provisions that provide for either equity or tokens, or both. As of September 30, 2024, and December 31, 2023, the Company had written-off its investments in non- cryptocurrency.

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

As of September 30, 2024, we are subject to federal taxation in the U.S., as well as state taxes. The Company has not been audited by the U.S. Internal Revenue Service.

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

During the period ended September 30, 2024, the Company’s main source of revenue was consulting and education services to numerous customers provided by and through BTA. The Company has determined that revenue should be recognized over time, as the service is provided. The Company considered the criteria in ASC 606 in reaching this determination, specifically:

●	The customer receives and consumes the benefit provided by the Company’s performance as the Company performs.
●	The Company’s performance enhances an asset controlled by the customer.
●	The Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date.

The consulting and education services performed during the period ended September 30, 2024, meet more than one of the criteria above.

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

On January 1, 2019, the Company adopted ASC No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Previously, share-based payments to non-employees was accounted for in accordance with ASC No. 505, Equity-Based Payments to Non-Employees, which required compensation cost to be remeasured at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees resulted in significant volatility in compensation expenses in prior years.

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

Net Loss per Common Share

The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three and nine month periods ended September 30, 2024, and 2023, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and diluted EPS are the same.

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

As a result of the foregoing, the Company initially recorded goodwill of $1,349,457. The Company conducted a valuation study upon the closing of the acquisition of BTA. The final valuation report determined the amount goodwill to be $746,368, with the remaining $650,000 of the goodwill relating to amortizable intangibles amortized over a fifteen-year period, or approximately $54,166 per year.

During the nine months ended September 30, 2024, the Company recorded $21,666 in amortization expense.

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

Interest expense for Notes Payable was $470,157 for the nine month period ended September 30, 2024 compared to $2,416,621 during the nine month period ended September 30, 2023, respectively.

2020 SBA Loan

On June 10, 2020, the Company received a loan from the Small Business Administration of $14,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months.

As of September 30, 2024, the balance remaining under the 2020 SBA Loan is $12,802.

BIT and IDI Notes

Efrat Note

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

As of September 30, 2024, the balancing remaining under the Efrat Note is $20,091. No default has been called on this Note by Efrat

May 2022 AJB Note

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

As of September 30, 2024, the balancing remaining under the May AJB Note is $1,016,547.

Coventry Note

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

As of September 30, 2024 the Company repaid all obligations owed to Coventry Enterprises pursuant to this Coventry Note.

January 2023 1800 Diagonal Note

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

As of September 30, 2024 the Company repaid all obligations owed to 1800 Diagonal pursuant to this Third Diagonal Note.

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

As of September 30, 2024, the balancing remaining under the Fast Capital Note is $,416.

March 2023 1800 Diagonal Note

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

As of September 30, 2024 the Company repaid all obligations owed to 1800 Diagonal pursuant to this Fourth Diagonal Note.

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

As of September 30, 2024 the balancing remaining under the AJB June Note is $447,735.

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

As of September 30, 2024 the balancing remaining under the AJB November Note is $544,384.

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

As of September 30, 2024 the balancing remaining under the AJB January Note is $50,000.

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

As of September 30, 2024 the balancing remaining under the AJB February Note is $53,000.

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

As of September 30, 2024 the balancing remaining under the AJB February Note is $159,000.

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

AJB First Amendment to Note

On May 1, 2024, the Company and AJB Capital Investments LLC entered into a First Amendment to that certain Promissory Note dated as of April 12, 2024 (“Existing Note”). The First Amendment to the Promissory Note amends the Existing Note to (1) increase the principal amount of the Existing Note from $120,000 to $148,889 and (2) extend the maturity date of the Existing Note to November 1, 2024.

AJB Second Amendment to Note

On May 20, 2024, the Company and AJB Capital Investments LLC entered into a Second Amendment, effective as of May 15, 2024, to that certain Promissory Note dated as of April 12, 2024 (“Promissory Note”). The First Amendment to the Promissory Note (“First Amendment”) amended the Promissory Note to (1) increase the principal amount of the Promissory Note from $120,000 to $148,889 and (2) extended the maturity date of the Promissory Note to November 1, 2024. The Second Amendment to the Promissory Note (“Second Amendment”) amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $148,889 to $185,555; provided, however, that the $185,555 principal carries an original issue discount of $3,666 withheld from the Company to cover monitoring costs associated with the Promissory Note. Moreover, $1,000 of the $185,555 principal shall be withheld to pay the Company’s legal counsel fees and expenses incurred in connection with this Second Amendment.

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

July 22, 2024 AJB Note

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

August 28, 2024 AJB Note

The Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $120,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $108,000, each dated as of August 28, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $98,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is February 28, 2025. The AJB Note bears interest at a rate of twelve percent (12%) per calendar year from the date of issuance. The interest shall accrue on a monthly basis and is payable on the maturity date or upon acceleration or by prepayment or otherwise. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

NOTE 6 – CONVERTIBLE NOTES

The balance of outstanding Convertible Notes was $125,000 as of September 30, 2024 and December 31, 2023, respectively.

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

Interest expense for Convertible Notes was $4,688 for the nine months ended September 30, 2024, and September 30, 2023, respectively.

NOTE 7 – WARRANTS FOR COMMON STOCK

As of September 30, 2024, outstanding warrants to purchase shares of the Company’s common stock were as follows:

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

During the nine-month period ended September 30, 2024, the Company did not issue any stock options.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of September 30, 2024, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,571 shares of the Company’s common stock.

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of Shares	Exercise Price	Term (years)	Intrinsic Value
Options outstanding, on December 31, 2023	2,281,429	$2.26	2.25	-
Options granted	-	-	-	-
Options canceled	-	-	-	-
Options exercised	-	-	-	-
Options outstanding, on September 30, 2024	2,281,429	$2.26	1.75	$-
Vested and exercisable	2,281,429	$2.26	1.75	$-

The Company recognized $0 for share-based compensation related to stock options for the nine-month period ended September 30, 2024. There were no options exercised for the nine months ended September 30, 2024.

The Company granted -0- shares of restricted stock during the nine-month period ended September 30, 2024 (although such shares were not issued under the Plan).

The Company recognized $-0- for share-based compensation related to restricted stock issued for the nine-month period ended September 30, 2024. As of September 30, 2024, there was $0 of unrecognized compensation costs related to stock options issued to employees and non-employees, and the stock options had no intrinsic value since they were all “out of the money” as of September 30, 2024.

NOTE 9- COMMITMENTS AND CONTINGENCIES

Facility rent expense was $0 for the nine months ended September 30, 2024, and September 30, 2023, respectively.

NOTE 10 – SUBSEQUENT EVENTS

(On October 14, 2024, Efrat Investments converted the remaining principle balance of $20,091 and accrued interest of $48,968 into xxx-million common shares at a price of $0.00xx per share.)

On October 21, 2024, AJB Capital converted Fifty-seven thousand seven hundred and ten dollars ($57,710) of existing debt into ninety-nine million five hundred thousand (99,500,000) common shares at a price of $0.00058 per share.

November 8, 2024 AJB Note

The Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $33,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $29,700, each fully executed on November 8, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $24,700, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is May 1, 2025. The AJB Note bears interest at a rate of twelve percent (12%) per calendar year from the date of issuance. The interest shall accrue on a monthly basis and is payable on the maturity date or upon acceleration or by prepayment or otherwise. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

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

Recent Developments

Effective September 5, 2024, the Company amended its Articles of Incorporation (the “Articles”), to amend and restate Sections 1 and 2 of Article 4 of the Articles to increase the number of authorized shares of the Company’s common stock (“Common Stock”) from 2,000,000,000 to 19,000,000,000 and create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares, as set forth in Certificate of Amendment to the Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, Common Stock and Preferred Stock are identical in all respects, except that each share of Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 950,000,000 votes.

Effective September 5, 2024, the Company entered into a stock agreement (the “Stock Agreement”) with Ronald Levy (the “Recipient”), pursuant to which the Company issued a total of ten (10) shares of the Company’s Series A preferred stock (“Preferred Stock”) as a bonus to the Recipient.  The shares of Preferred Stock were offered and sold in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

On August 28, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $120,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $108,000, each dated as of August 28, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $98,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is February 28, 2025. The AJB Note bears interest at a rate of twelve percent (12%) per calendar year from the date of issuance. The interest shall accrue on a monthly basis and is payable on the maturity date or upon acceleration or by prepayment or otherwise. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

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

Comparison of the three months ended September 30, 2024 and September 30, 2023

Revenue

Revenues for the three months ended September 30, 2024 and September 30, 2023, were $10,299 and $124,195, respectively. The decrease in revenue was due to less demand for blockchain training services. Revenue for the 2024 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and Administrative Expenses

For the three months ended September 30, 2024, our general and administrative expenses were $309,364, an increase of $65,181 compared to $244,183 for the period ended September 30, 2023. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $-0- for the three months ended September 30, 2024 and $10,833 as of September 30, 2023, respectively. Depreciation expense was $0 and $0 for the three months ended September 30, 2024 and September 30, 2023, respectively.

Share-based compensation was $281,000 and $113,818 for the three months ended September 30, 2024 and September 30, 2023, respectively.

Other Income (Expense)

During the three months ended September 30, 2024 and September 30, 2023, other income was $0.

Interest Expense

During the three months ended September 30, 2024, interest expense was $76,807 compared to $99,306 during the three months ended September 30, 2023. The decrease is primarily attributed to the less issuances of warrant debt discounts during the 2024 period.

Comparison of the nine months ended September 30, 2024 and September 30, 2023

Revenue

Revenue for the nine months ended September 30, 2024 and September 30, 2023, were $35,946 and $379,107, respectively. The decrease in revenue was due to less of a demand for blockchain training services. Revenue for the 2024 period consisted primarily of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary which was acquired in April 2021.

General and Administrative Expenses

For the nine months ended September 30, 2024, our general and administrative expenses were $996,017, an increase of $16,693 compared to $979,324 for the period ended September 30, 2023. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Amortization expense was $21,666 and $32,499 for the nine months ended September 30, 2024 and September 30, 2023, respectively. Depreciation expense was $0 and $0 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Share-based compensation was $1,865,099 and $620,298 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Other Income (Expense)

During the nine months ended September 30, 2024 and September 30, 2023, other income was $0 and $25,775, respectively.

During the nine months ended September 30, 2024 and September 20, 2023, other expense was $-0- and ($31,000), respectively.

Interest Expense

During the nine months ended September 30, 2024, interest expense was $470,157 compared to $2,416,621 during the nine months ended September 30, 2023. The decrease is primarily attributed to the less issuances of warrant debt discounts during the 2024 period.

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

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine months ended September 30,
	2024	2023
Net cash (used in) operating activities	$(1,295,798)	$(763,615)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	1,329,490	673,444
Net (decrease) in cash and cash equivalents	$(66,308)	$(90,171)

Operating Activities

Net cash used in operating activities was $1,395,798 for the nine months ended September 30, 2024, compared to net cash used by operating activities of $763,615 for the nine months ended September 30, 2023. The increase in net cash used in operating activities during the 2024 period was primarily due to an increase in accounts payable and accrued expenses of $257,846 for the nine months ended September 30, 2024.

Investing Activities

Net cash used in investing activities was $0 and $0 for the nine months ended September 30, 2024 and September 30, 2023.

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2024, was $1,329,490, compared to $673,444 for the nine months ended September 30, 2023. The increase in net cash from financing activities was mainly due to the resulting issuance of promissory notes during the nine months ended September 30, 2024.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

On May 8, 2024, the Audit Committee engaged Bush & Associates CPA LLC to serve as the Company’s new independent registered public accounting firm.

ITEM 6. Exhibits.

Exhibit Number	Document

3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2024).

10.1*	Promissory Note dated July 15, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.2*	Securities Purchase Agreement dated July 15, 2024, between The Crypto Company and AJB Capital Investments, LLC.

10.3*	Security Agreement dated July 15, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.4*	Promissory Note dated August 28, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.5*	Securities Purchase Agreement dated August 28, 2024, between The Crypto Company and AJB Capital Investments, LLC.

10.6*	Security Agreement dated August 28, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.7*	Stock Agreement dated September 5, 2024, between The Crypto Company and Ronald Levy.

31.1*	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2024	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

