Form 10-K/A
period 2023-12-31
Crypto Co
filed 2025-06-02
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______. to ________.

Commission file number 000-55726

THE CRYPTO COMPANY

(Exact name of Registrant as specified in its charter)

Nevada	46-4212105
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

23823 Malibu Road #50477

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023 the value of common stock held by non-affiliates was $195,157.

Number of shares outstanding of the Registrant’s common stock was 1,071,110,533 as of April 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of The Crypto Company for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Filing”) to replace the Report of Independent Registered Public Accounting Firm of B.F. Borgers CPA PC (“BF Borgers”), included in the Original Filing, with the Report of Independent Registered Public Accounting Firm from Bush and Associates CPA included in this Amendment No.1, and to make certain other changes as described herein.

As a result of the entry of a cease-and-desist order entered on May 3, 2024 by the SEC against our former auditor, BF Borgers, we commenced the re-audit (the “Re-audit”) of our financial statements for the year ended December 31, 2023 which had been previously audited by BF Borgers.

These adjustments were primarily comprised of the recording of additional interest expense of $526,903 related to convertible notes, the write-off of goodwill and intangible assets of $1,271,306 related to the BTA acquisition, reclassification of $207,938 from revenue to “other liabilities”, and the recording of additional officer’s compensation of $270,00. The impact of these adjustments increased the Company’s loss from operations from $4,915,167 to $7,231,317 for year ended December 31, 2023.

Additionally, the Company has determined that the financial statements in its Original Filing under the guidelines of AS 3315 should have been presented in a non-condensed format. Therefore, the word “condensed” has been removed from Company’s financial statements.

The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part II, Item 9A. Controls and Procedures

Part III Item 14. Principal Accounting Services and Fees

Part IV, Item 15 Financial Statement Schedules and Footnotes

The Company’s Principal Executive Officer and Principal Financial Officer have also provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

References throughout this Amendment No. 1 to “we,” “us,” the “Company” or “our company” are to The Crypto Company, Inc. unless otherwise indicated.

Capitalized terms not defined in this Amendment No. 1 have the meaning given to them in the Original Filing.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products, applications, customers and technologies, and future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to execute our business plan and achieve profitability;
●	our levels of indebtedness;
●	rapidly advancing technology;
●	the impact of competitive or alternative services and technologies;
●	the impact of government regulations on certain uses of blockchain technology, volatility of digital assets in general, and the public perceptions of blockchain technology and crypto currency;
●	our exposure to and ability to defend third-party claims and challenges to our intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our history of losses;
●	our ability to identify and acquire additional assets or businesses to enhance our revenue sources;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks generally described in this report.

We are engaged in the business of providing consulting services and education for blockchain technology and for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses solely through these consulting and education operations.

Recent Events

Results of Continuing Operations

Comparison of the fiscal years ended December 31, 2023 and December 31, 2022

For the year ended December 31, 2023, revenues relating to consulting services were $197,459 compared to $619,538 for the year ended December 31, 2022. The decrease in revenue is mainly attributable to a decrease in online sales and exiting the Bitcoin mining business as well as the reclassification of $207,938 initially recorded as revenue in the 2023 period which was reclassified to other liabilities due to a lack of support for revenue recognition under the guidelines of ASC 606.

Cost of services for the periods ended December 31, 2023 and December 31, 2022 were $313,756 and $369,313, respectively. The decrease is attributable to the decrease in revenue offset by a slight increase in training revenue. Cost of services of TechCC, a wholly owned subsidiary of the Company, is comprised of payroll expense.

General and administrative expenses and share-based compensation

For the year ended December 31, 2023, our general and administrative expenses were $1,548,277 a decrease of 17.0% compared to $1,864,543 for the year ended December 31, 2022. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses for the Company excluding payroll at TechCC and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. The decrease for the year ended December 31, 2023 reflects decreased costs associated with outside consulting, legal, and accounting costs, and costs incurred to effect the BTA acquisition and other business development efforts.

Share-based compensation was $1,155,480 for the year ended December 31, 2023, a decrease of 45.1% compared to $2,104,126 for the year ended December 31, 2022. Share-based compensation decreased due to warrant issuances in 2022 to various lenders as compared to less issuances in 2023.

Impairment of goodwill and intangible assets

As a result of the less than expected operating performance at BTA we determined at December 31, 2023, that the intangible assets of $530,837 and goodwill were fully impaired. As a result, we recorded a loss on impairment of $1,271,306 for the year ended December 31, 2023 compared to no impairment for the period ended December 31, 2022.

Other Income

Other income and expenses for the year ended December 31, 2023 was $(2,625) compared to $(56,863) during the same period in 2022. The decrease in other expenses is primarily attributable to the loss on disposal of business amounting to $(142,728) during the year ended December 31, 2022.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2023, we had cash on hand of $72,970. Our loss before provision for income taxes from continuing operations was $7,231,317 for the year ended December 31, 2023. Our working capital was negative $6,126,104 as of December 31, 2023.

During 2023 we funded our operations with various loans as described in this Annual Report on Form 10-K. We intend to continue funding our operations through debt instruments and, if possible, through equity issuances. There can be no assurances that we will be successful in obtaining additional funding, and if funding can be obtained on favorable terms.

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the year ended December 31, 2023 was $1,642,137 compared to net cash used of $1,930,308 for the year ended December 31, 2022. The decrease was primarily due to a decrease in non- cash share based compensation, offset by increased operating losses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $-0- compared to net cash used of $50,000 for the year ended December 31, 2022. The difference is primarily attributable to the purchase of equipment in 2022.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1,604,500, compared to $2,015,215 for the year ended December 31, 2022. The decrease of $410,715 was primarily the result of a decrease in proceeds from issuance of notes payable.

Subsequent to December 31, 2023, we raised approximately $262,000 in cash proceeds from various transactions described in the Notes to the Consolidated Financial Statements- Note 9 Subsequent Events

The Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $120,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $108,000, each dated as of April 12, 2024 and as described in the Notes to the Consolidated Financial Statements- Note 9 Subsequent Events. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB and of the Company’s Auditor. After payment of the fees and expenses, the net proceeds to the Company were $45,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is October 12, 2024. The AJB Note bears no interest on the principal except for default interest, if any. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to AJB in the AJB SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default.

The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in substantially all of the Company’s assets to secure the Company’s obligations under the AJB SPA and AJB Note.

The offer and sale of the AJB Note was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Critical Accounting Policies and Estimates

Stock-Based Compensation

In accordance with ASC No. 718, Compensation-Stock Compensation (“ASC 718”), the Company measures the compensation costs of stock-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in consolidated financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options.

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

Significant assumptions used include management’s estimates of future growth rates, the amount and timing of future operating cash flows, capital expenditures, discount rates, as well as market and industry conditions and relevant comparable company multiples for the market approach. Assumptions utilized are highly judgmental, especially given the role technology plays in driving the demand for consulting services in the blockchain technology space. Based on the analysis that we performed at December 31, 2023, we determined that there was no impairment of our goodwill or intangible assets.

Revenue Recognition

The Company recognizes consulting revenue when the service is rendered, the fee for arrangement is fixed or determinable, and collectability is reasonably assured.

Income Taxes

Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the consolidated financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Trends, Events and Uncertainties

The blockchain technology market is dynamic and unpredictable. Although we undertake compliance efforts, including efforts with commercially reasonable diligence, there can be no assurance that there will not be a new or unforeseen law, regulation or risk factor which will materially impact our ability to continue our business as currently operated or raise additional capital to foster our continued growth.

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

Item 8. Financial Statements and Supplementary Data

See the Index to the Financial Statements beginning on page F-1 following the signature page of this Amendment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 3, 2024, the SEC entered an order barring BF Borgers, the Company’s then independent registered public accounting firm, from appearing or practicing before the SEC as an accountant and therefore BF Borgers could no longer act as the Company’s independent registered public accounting firm. Effective May 8, 2024, the Company dismissed Borgers as its independent registered public accounting firm. Subsequently, the Company engaged Bush and Associates CPA as the Company’s new independent registered public accounting firm.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2023 As a result of adjustments discovered during the re-audit of the Company’s December 31, 2023 financial statements, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2023, our disclosure controls and procedures and internal control over financial reporting were not effective.

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected our internal control over financial reporting. As a result of the re-audit of the December 31, 2023 financial statements we determined that we had a material weakness in both disclosure controls and control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2023	2022
Audit fees	$115,000	$99,000
Total fees	$115,000	$99,000

Audit Fees: Represents fees for professional services provided for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

The board of directors has an Audit Committee comprised of one independent board member, Holly Ruxin. Ms. Ruxin serves as the Chair of the Audit Committee. The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

Exhibit
No.	Description of Exhibit	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17

2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17

2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17

2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18

2.5	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH	8-K	2.1	1/4/19

2.6	Stock Purchase Agreement by and among The Crypto Company, Blockchain Training Alliance, Inc. and certain stockholders dated March 15, 2021	10-K	2.6	3/30/2021

3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17

3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17

3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17

3.5	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.1	2/7/2023

3.6	Amended and Restated Bylaws	8-K	3.1	2/28/18

4.1	Description of Securities	10-K	4.1	7/26/19

10.1	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17

10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17

10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17

10.4	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17

10.5	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17

10.6	Form of Non-Qualified Stock Option Agreement	8-K	10.1	4/17/18

10.7	Separation Agreement and General Mutual Release	8-K	10.1	5/25/18

10.8	Form of Director Services Agreement	8-K	10.2	5/25/18

10.9	Securities Purchase Agreement, dated February 29, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.9	4/16/24

10.10	Promissory Note in favor of AJB Capital Investments, LLC, dated February 29, 2024	10-K	10.10	4/16/24

10.11	Security Agreement, dated February 29, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.11	4/16/24

10.12	Securities Purchase Agreement, dated February 23, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.12	4/16/24

10.13	Promissory Note in favor of AJB Capital Investments, LLC, dated February 23, 2024	10-K	10.13	4/16/24

10.14	Security Agreement, dated February 23, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.14	4/16/24

10.15	License Agreement with AllFi Holdings LLC	8-K	10.1	2/29/24

10.16	Voluntary Mutual Termination and Release Agreement with TelBill, LLC	8-K	10.2	2/29/24

10.17	Securities Purchase Agreement, dated February 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.17	4/16/24

10.18	Promissory Note in favor of AJB Capital Investments, LLC, dated February 1, 2024	10-K	10.18	4/16/24

10.19	Security Agreement, dated February 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.19	4/16/24

10.20	Securities Purchase Agreement, dated November 13, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.20	4/16/24

10.21	Promissory Note in favor of AJB Capital Investments, LLC, dated November 13, 2023	10-K	10.21	4/16/24

10.22	Security Agreement, dated November 13, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.22	4/16/24

10.23	Intellectual Property Assignment Agreement by and between The Crypto Company and AllFi Technologies, Inc.	8-K	10.1	10/10/23

10.24	Subscription Agreement by and between the Crypto Company and AllFi Technologies, Inc.	8-K	10.2	10/10/23

10.25	Code Licensing Commercial Agreement by and between The Crypto Company and TelBill, LLC	8-K	10.1	9/7/23

10.26	Securities Purchase Agreement, dated June 26, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.26	4/16/24

10.27	Promissory Note in favor of AJB Capital Investments, LLC, dated June 26, 2023	10-K	10.27	4/16/24

10.28	Security Agreement, dated June 26, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.28	4/16/24

10.29	Second Amendment to Promissory Note in favor of AJB Capital Investments, LLC, dated April 14, 2023	10-K	10.29	4/16/24

10.30	Securities Purchase Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC.	10-K	10.30	4/16/24

10.31	Promissory Note in favor of AJB Capital Investments, LLC, dated April 12, 2024.	10-K	10.31	4/16/24

10.32	Security Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC.	10-K	10.32	4/16/24

21.1	List of Subsidiaries of The Crypto Company	*

31	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished, not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on June 2, 2025.

THE CRYPTO COMPANY
(Registrant)

By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 2, 2025.

Signature	Title

/s/ Ron Levy	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
Ron Levy	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Holly Ruxin
Holly Ruxin	Director

THE CRYPTO COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Crypto Company

23838 Malibu Road #50477,

Malibu, CA 90265

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Crypto Company (the “Company”) as of December 31, 2023, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of The Crypto Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of The Crypto Company as of December 31, 2023 and 2022, before adjustments described in Note 3, were audited by other auditors whose report dated April 16, 2024, expressed an unqualified opinion on those statements, including an explanatory paragraph concerning going concern. We also audited the adjustments described in Note 3 that were applied to restate the 2023 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has a significant accumulated deficit, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2025.

Henderson, Nevada

June 2, 2025

PCAOB ID Number 6797

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,970	$110,606
Prepaid expenses	-	81,317
Total current assets	72,970	191,923
Fixed assets	-	50,000
Goodwill	-	740,469
Intangible assets	-	574,169
TOTAL ASSETS	$72,970	$1,556,561

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,022,865	$2,265,548
Other liabilities	207,938	-
Notes payable, net	2,968,271	2,211,353
Total current liabilities	6,199,074	4,476,901
Convertible debt	125,000	125,000
Notes payable - other	13,333	14,100
TOTAL LIABILITIES	6,337,407	4,616,001

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 565,709,873 and 23,950,380 shares issued and outstanding, respectively	565,710	23,950
Additional paid-in-capital	39,932,605	36,448,046
Accumulated deficit	(46,762,752)	(39,531,436)
TOTAL STOCKHOLDERS’ DEFICIT	(6,264,437)	(3,059,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72,970	$1,556,561

Note : Amounts may not foot due to rounding

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2023	December 31, 2022
	As Restated
Revenue:
Services	$197,459	$619,538
Cost of services	313,756	369,313
Gross margin	(116,297)	250,225

Operating expenses:
General and administrative expenses	1,548,277	1,864,543
Amortization	43,332	43,332
Depreciation	-	87,222
Impairment of goodwill	1,271,306	-
Share-based compensation - employee	6,761	275,351
Share-based compensation - non-employee	1,148,719	1,828,775
Total Operating Expenses	4,018,395	4,099,223
Operating loss	(4,134,692)	(3,848,998)
Other income	28,375	18,265
Loss on disposal of business	-	(142,728)
Loss on sale of equipment	(31,000)	-
Other income recovery of token investment	-	67,600
Interest expense	(3,093,999)	(1,757,057)
Loss before provision for income taxes	(7,231,317)	(5,662,918)
Provision for income taxes	-	-
Net (loss)	(7,231,317)	(5,662,918)

Net (loss) per share	$(0.05)	$(0.24)
Weighted average common shares outstanding – basic and diluted	134,932,832	23,188,092

Note : Amounts may not foot due to rounding

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2021	22,205,248	$22,206	$32,830,497	$(33,868,518)	$(1,015,817)
Stock issued for cash at $3.28 per share	8,000	8	26,232		26,240
Stock compensation expense in connection with issuance of common stock	1,726,382	1,726	2,058,650		2,060,377
Stock issued in connection with warrant exercise’	73,250	73	43,677		43,750
Debt discount for warrants			1,488,928		1,488,928
Return of shares for financing commitment	(62,500)	(63)	63
Net loss				(5,662,918)	(5,662,918)
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2022	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)
Stock issued for cash at $5.00 per share	125,000	125	24,875		25,000.00
Stock compensation expense in connection with issuance of common stock	13,665,157	13,666	396,409		410,075.05
Debt discount for warrants			2,041,490		2,041,490.00
Stock issued for loan payments	496,969,336	496,969	1,003,185		1,500,154
Stock issued for accrued salary	31,000,000	31,000	18,600		49,600
Net loss				(7,231,317)	(7,231,317)
Balance, December 31, 2023 As Restated	565,709,873	$565,710	$39,932,605	$(46,762,752)	$(6,264,437)

Note : Amounts may not foot due to rounding

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2023	December 31, 2022
	(As Restated)
Cash flows from operating activities:
Net (loss)	$(7,231,317)	$(5,662,918)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	43,332	130,554
Share-based compensation	1,155,480	2,104,126
Debt discount for warrants	2,041,490	1,488,928
Impairment of goodwill	1,271,306	-
Loss on disposal of equipment	31,000	(327,608)
Prepaid expenses	81,317	4,862
Accounts payable and accrued expenses	757,317	331,748
Other liabilities	207,938	-
Net cash (used in) operating activities	(1,642,136)	(1,930,308)

Cash flows from investing activities:
Purchase of computer equipment	-	(50,000)
Net cash (used in) investing activities	-	(50,000)

Cash flows from financing activities:
Payment of notes payable	(227,251)	(761,671)
Proceeds from issuance of notes payable	1,806,751	2,750,646
Proceeds from common stock issuance	25,000	26,240
Net cash provided by financing activities	1,604,500	2,015,215

Net (decrease) increase in cash and cash equivalents	(37,636)	34,907
Cash and cash equivalents at the beginning of the period	110,606	75,699
Cash and cash equivalents at the end of the period	$72,970	$110,606

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in these consolidated financial statements refer to The Crypto Company and, where appropriate, its wholly-owned subsidiary Technology Convergence Company (“TechCC”) formerly Blockchain Training Alliance, Inc. (“BTA”) and an inactive subsidiary Coin Tracking, LLC (“CoinTracking”).

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

TechCC is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as to the general understanding of blockchain to corporate and individual clients.

During the years ended December 31, 2023 and 2022, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies, for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Annual Report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2023, the Company had cash of $72,970. In addition, the Company’s net loss was $7,231,317 for the year ended December 31, 2023 and the Company’s had a working capital deficit of $6,126,104. As of December 31, 2023 the accumulated deficit amounted to $46,762,752. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blockchain Training Alliance and CoinTracking LLC which is inactive. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates – The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant estimates and assumptions include but are not limited to the recoverability and useful lives of long-lived assets, allocation of revenue on software subscriptions, valuation of goodwill from business acquisitions, valuation and recoverability of investments, valuation allowances of deferred taxes, and share- based compensation expenses. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.

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

As of December 31, 2023 and 2022 there were $-0- in investments in cryptocurrency on the Company’s Balance Sheet. However, during the year ended December 31, 2022 the Company received tokens from cryptocurrency investments that were previously written down to -0- value. These tokens were immediately liquidated, and the total proceeds received from them was $67,600 and classified as “Other Income from the Recovery of Tokens” in the Company’s Statement of Operations.

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

Goodwill and intangible assets – The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trade names, and developed technologies. Intangible assets subject to amortization are amortized over the period of estimated economic benefit of five years. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually, on December 31, or more frequently if the Company believes indicators of impairment exist. Indefinite lived intangible assets also include investments in cryptocurrency (see Investments in Cryptocurrency).

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of December 31, 2023 the Company determined that no impairment had occurred.

Income taxes – Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the consolidated financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of December 31, 2023, we had a net operating loss carryforward for federal income tax purposes of approximately $10,613,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

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

Share-based compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in the consolidated financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the year ended December 31, 2023 and the year ended December 31, 2022, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $26,869 of marketing expenses for the year ended December 31, 2023, compared to $31,777 for year ended December 31, 2022.

Reclassifications – Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

NOTE 3 – RESTATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts:

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2023
	As Reported	Restatement Adjustments	As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,970	$-	$72,970
Prepaid expenses	30,317	(30,317)	-
Total current assets	103,287	(30,317)	72,970
Fixed assets			-
Goodwill	740,469	(740,469)	-
Intangible assets	530,837	(530,837)	-
TOTAL ASSETS	$1,374,593	$(1,301,623)	$72,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$2,678,883	$343,982	$3,022,865
Other liabilities	-	207,938	207,938
Notes payable, net	2,506,443	491,828	2,968,271
Total current liabilities	5,185,326	1,013,748	6,199,074
Convertible debt	125,000	-	125,000
Notes payable - other	13,333	-	13,333
TOTAL LIABILITIES	5,323,659	1,013,748	6,337,407

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 565,709,873 and 23,950,380 shares issued and outstanding, respectively	565,320	390	565,710
Additional paid-in-capital	39,932,216	389	39,932,605
Accumulated deficit	(44,446,602)	(2,316,150)	(46,762,752)
TOTAL STOCKHOLDERS’ DEFICIT	(3,949,066)	(2,315,371)	(6,264,437)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,374,593	$(1,301,623)	$72,970

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,2023
	As Reported	Restatement Adjustments	As Restated

Revenue:
Services	$405,397	$(207,938)	$197,459
Cost of services	313,756	-	313,756
Gross margin	91,641	(207,938)	(116,297)

Operating expenses:
General and administrative expenses	1,238,275	310,002	1,548,277
Amortization	43,332	-	43,332
Impairment of goodwill	-	1,271,306	1,271,306
Share-based compensation - employee	6,761	-	6,761
Share-based compensation - non-employee	1,148,719	-	1,148,719
Total Operating Expenses	2,437,087	1,581,308	4,018,395
Operating loss	(2,345,446)	(1,789,246)	(4,134,692)

Other income	28,375	-	28,375
Loss on sale of equipment	(31,000)	-	(31,000)
Interest expense	(2,567,096)	(526,903)	(3,093,999)
Loss before provision for income taxes	(4,915,167)	(2,316,150)	(7,231,317)
Provision for income taxes	-		-
Net (loss)	(4,915,167)	(2,316,150)	(7,231,317)

Net (loss) per share	$(0.04)	$(0.02)	$(0.05)
Weighted average common shares outstanding – basic and diluted	134,932,832	134,932,832	134,932,832

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2023		December 31, 2023
	As Reported	Restatement Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$(4,915,167)	$(2,316,150)	$(7,231,317)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	43,332	-	43,332
Share-based compensation	1,155,480	-	1,155,480
Debt discount for warrants	2,041,490	-	2,041,490
Impairment of goodwill	-	1,271,306	1,271,306
Loss on disposal of equipment	31,000	-	31,000
Prepaid expenses	51,000	30,317	81,317
Other liabilities	-	207,938	207,938
Accounts payable and accrued expenses	413,335	343,982	757,317
Net cash provided by/used in operating activities	(1,179,530)	(462,606)	(1,642,136)

Cash flows from financing activities:
Payment of notes payable	(227,251)	-	(227,251)
Proceeds from issuance of notes payable	1,344,145	462,606	1,806,751
Proceeds from common stock issuance	25,000	-	25,000
Net cash provided by financing activities	1,141,894	462,606	1,604,500

Net (decrease) increase in cash and cash equivalents	(37,636)	-	(37,636)
Cash and cash equivalents at the beginning of the period	110,606	-	110,606
Cash and cash equivalents at the end of the period	$72,970	-	$72,970

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations except as noted below:

On November 15, 2019, the FASB issued ASU 2019-10, which (1) provides a framework to stagger effective dates for future major accounting standards and (2) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 amends the effective date for ASU 2017-04 to fiscal years beginning after December 15, 2022, and interim periods therein.

Early adoption continues to be permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements for both annual and interim reporting periods.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for us for interim and annual periods in fiscal years beginning after December 15, 2022.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.

NOTE 5 – ACQUISITION

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

During the twelve months ended December 31, 2023 and 2022 the Company recorded $43,332 and $43,332, respectively, in amortization expense. During the year ended December 31, 2023 the Company determined that the goodwill and intangible assets at BTA had become fully impaired. As a result, the recorded an impairment charge of $1,271,306 on its financial statements.

As of December 31, 2023 and 2022, the balance of goodwill and intangibles was $-0- and $-0- compared to $740,469 and $617,501, respectively.

Effective October 27, 2022, the “Company entered into an agreement with each of Bitmine Immersion Technologies, Inc. (“BIT”) and Innovative Digital Investors, LLC (“IDI”) that served to terminate or modify certain prior agreements entered into by the parties in February 2022.

Pursuant to an agreement with BIT, BIT repurchased from the Company all of the Bitcoin miners purchased by the Company from BIT in February 2022, and also purchased certain of the Bitcoin miners purchased by the Company from IDI in February 2022. As part of these transactions, the parties agreed that any remaining amounts due under the promissory note delivered by the Company to BIT in February 2022 in the original principal amount of $168,750 was cancelled and extinguished. BIT delivered cash consideration of $212,750 to the Company to pay the remainder of the consideration owed to the Company to repurchase the miners it delivered to the Company in February 2022 and to purchase certain miners IDI sold to the Company in February 2022.

In addition, pursuant to an agreement with IDI, IDI repurchased from the Company certain Bitcoin miners purchased by the Company from IDI in February 2022. The Company and IDI agreed that any remaining amounts due under the promissory note delivered by the Company to IDI in February 2022 in the original principal amount of $348,000 was cancelled and extinguished. IDI also agreed to sell and deliver 20 new Bitcoin miners to the Company. As part of the agreements and accommodations by the Company, IDI and BIT the parties terminated the hosting agreement between the Company, BIT and IDI entered into in February 2022.

As a result of these transactions the Company no longer owns any of the Bitcoin miners it acquired in February 2022 and each of the promissory notes delivered by the Company in February 2022 to BIT and IDI are satisfied and extinguished in full.

NOTE 6 – SUMMARY OF STOCK OPTIONS

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

During the year ended December 31, 2020, the Company issued 500,000 stock options to members of its board of directors, 1,250,000 stock options to employees, and 170,000 stock options to non-employees. No stock options were issued in 2023.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of December 31, 2023, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term
	of Shares	Price	(years)

Options outstanding, at December 31, 2021	2,281,349	$2.26
Options granted
Options cancelled
Options exercised
Options outstanding, at December 31, 2022	2,281,349	$2.26	3.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at December 31, 2023	2,281,349	$2.26	2.25

The Company recognized $-0- and $-0- of compensation expense related to stock options for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 these options had no intrinsic value since they were all out of the money as of December 31, 2023.

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

The risk-free rate is based on implied yields in effect at the time of the grant on U.S. Treasury zero-coupon bonds with remaining terms equal to the expected term of the stock options. The expected dividend is based on the Company’s history and expectation of dividend pay-outs. Forfeitures are recognized when they occur.

The range of assumptions used for the year ended December 31, 2023 was as follows:

Schedule Of Stock Option Assumptions

Year ended December 31, 2023 Ranges
Volatility	102
Expected dividends	0%
Expected term (in years)	5 – 10 years
Risk-free rate	0.40%

The Company recognized $186,823 and $2,086,151 of compensation expense related to restricted stock awards for the years ended December 31, 2023 and 2022, respectively. The $186,823 dollar expense represented the issuance of 17,761,895 shares for services which were valued at approximately $0.01 per share based on the Company’s stock trading price on the OTC market on the date of issuance.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions in 2023 or 2022.

NOTE 8 – NOTE PAYABLE AND OTHER LIABILITIES

Notes payable

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

The maturity dates of the bitmine promissory note delivered to each of BIT and IDI (originally May 15, 2022 and October 15, 2022) were, in each case extended by two months by mutual agreement of the parties due to supply chain delays effecting the shipment and delivery of the mining equipment to the Company. See Note 9 “Subsequent Events” for an update this agreement.

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

As of December 31, 2023, the balancing remaining under the Fast Capital Note is $128,610.

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

As of December 31, 2023, the balancing remaining under the AJB June Note is $584,283.

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

Other Liabilities

Ass of December 31, 2023 the Company had other liabilities amounting to $207,938 due to the reclassification of $207,938 initially recorded as revenue in the 2023. This amount was reclassified to other liabilities due to a lack of support available for revenue recognition under the guidelines of ASC 606.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 2023 the Company issued 505,400,660 common shares pursuant to the conversion of approximately $409,000 of convertible debt.

The Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $120,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $108,000, each dated as of April 12, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB and of the Company’s Auditor. After payment of the fees and expenses, the net proceeds to the Company were $45,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is October 12, 2024. The AJB Note bears no interest on the principal except for default interest, if any. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The Company provided various representations, warranties, and covenants to AJB in the AJB SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default.

The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in substantially all of the Company’s assets to secure the Company’s obligations under the AJB SPA and AJB Note.

The offer and sale of the AJB Note was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

