Form 10-K
period 2024-12-31
Crypto Co
filed 2025-06-13
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2024 the value of common stock held by non-affiliates was $1,001,680.

Number of shares outstanding of the Registrant’s common stock was 3,513,760,364 as of June 6, 2025.

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

During the 2023 and 2024 fiscal years the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions.

BTA is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as to the general understanding of blockchain to corporate and individual clients.

Overview of Our Business

We are engaged in the business of providing consulting services and education for blockchain technology and for the building of technological infrastructure and enterprise blockchain technology solutions. During 2024 and 2023 we generated revenues and incurred expenses solely through these consulting operations.

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

Employees

As of June 5, 2025 we had 2 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

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

In 2024, we encountered no cybersecurity threats that significantly influenced our operational, financial, or strategic outcomes. However, we acknowledge that our cybersecurity measures, while comprehensive, cannot completely eliminate the risk of cyber incidents or guarantee that all such incidents will be detected.

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

Item 2. Properties

For the years ended December 31, 2024 and 2023, the Company did not own or lease any real property.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The trading symbol for our common stock is “CRCW”.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTCQB for December 31, 2024 and 2023.

Period	High	Low
2024
First Quarter	$0.0037	$0.0008
Second Quarter	$0.0022	$0.0012
Third Quarter	$0.0016	$0.0085
Fourth Quarter	$0.0012	$0.00475

Period	High	Low
2023
First Quarter	$0.286	$0.180
Second Quarter	$0.270	$0.003
Third Quarter	$0.003	$0.001
Fourth Quarter	$0.009	$0.001

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

Holders

As of April 21, 2025 there were 141 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has issued equity awards in the form of stock options pursuant to The Crypto Company 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by stockholders on August 24, 2017. Under the terms of the 2017 Plan, a total of 5,000,000 shares of stock were reserved for issuance and / or as stock options.

The following table sets forth information about the 2017 Plan as of December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, at December 31, 2023	2,281,429	$2.26	3.25	5,155,003
Options granted	-	-
Options cancelled	-	-
Options exercised	-	-
Options outstanding, at December 31, 2024	2,281,429	$2.26	2.25	$5,155,003
Vested and exercisable at December 31, 2024	2,281,429	$2.26	2.25	$5,155,003

As of December 31, 2024, there remain 2,718,571 shares available for issuance under the 2017 Plan or that are not otherwise reserved under outstanding stock options.

Unregistered Sales of Equity Securities.

None

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

Recent Events

Results of Continuing Operations

Comparison of the fiscal years ended December 31, 2024 and December 31, 2023

For the year ended December 31, 2024, revenues relating to consulting services were $44,814, compared to $197,459 for the year ended December 31, 2023. The decrease in revenue is mainly attributable to a decrease in online sales due onset of artificial intelligence programs that the Company provides, available at no cost from various providers.

Cost of services for the years ended December 31, 2024 and December 31, 2023 were $9,394 and $313,756, respectively. The decrease is attributable to the decrease in revenue offset by a slight increase in training revenue. Cost of services of TechCC, a wholly owned subsidiary of the Company, is comprised of payroll expense.

General and administrative expenses, impairment of goodwill and share-based compensation

For the year ended December 31, 2024, our general and administrative expenses were $890,435 a decrease of 57.5 % compared to $1,548,277 for the year ended December 31, 2023. General and administrative expenses consist primarily of costs relating to professional services, payroll and payroll-related expenses for the Company excluding payroll at TechCC and depreciation and amortization expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, accounting fees, and legal costs. The decrease for the year ended December 31, 2024 reflects decreased costs associated with outside consulting, legal, and accounting costs, and costs incurred to effect the BTA acquisition and other business development efforts.

Share-based compensation was $5,285,690 for the year ended December 31, 2024, an increase of 357% compared to $1,155,480 for the year ended December 31, 2023. The increase is primarily attributable to a significant increase in common stock issued for note conversions and the issuance of Preferred A voting stock valued at $3,3032,710 granted to the Company’s CEO. See notes to the financial statements, Note 8. Equity.

Impairment of goodwill was $$-0- for the year ended December 31, 2024, compared to $1,271,306 for the year ended December 31, 2023.

Other (Expense)

Other expense for the year ended December 31, 2024 was $503,003 compared to $3,093,999 during the same period in 2023. The decrease in other expenses is primarily attributable to a reduction in interest expense.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2024, we had cash on hand of $1,763. Our net loss was $6,643,709 for the year ended December 31, 2024. Our working capital was negative $6,685,767 as of December 31, 2024.

During 2024 we funded our operations with various loans as described in this Annual Report on Form 10-K. We intend to continue funding our operations through debt instruments and, if possible, through equity issuances. There can be no assurances that we will be successful in obtaining additional funding, and if funding can be obtained on favorable terms.

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used operating activities for the year ended December 31, 2024 was $(813,546) compared to net cash used of $(1,642,136) for the year ended December 31, 2023. The improvement in 2024 was due to a decrease in operating losses net of stock based compensation.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $-0- compared to net cash used of $-0- for the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $742,339 compared to $1,604,500 for the year ended December 31, 2023. The decrease of $822,460 was primarily the result of a decrease in proceeds from issuance of notes payable.

Subsequent to December 31, 2024, we raised approximately $144,000 in cash proceeds from various transactions described in the Notes to the Consolidated Financial Statements- Note 10 Subsequent Events.

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

Significant assumptions used include management’s estimates of future growth rates, the amount and timing of future operating cash flows, capital expenditures, discount rates, as well as market and industry conditions and relevant comparable company multiples for the market approach. Assumptions utilized are highly judgmental, especially given the role technology plays in driving the demand for consulting services in the blockchain technology space. As of December 31, 2023 the Company determined that its investment in BTA was fully impaired and recorded a loss of $1,271,306 in its Statement of Operations.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2024. Based upon the required restatement of the December 31, 2023 financial statements management determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

As a result of the restatement of the December 31, 2023 financial statements, management has concluded that as of December 31, 2024, our disclosure controls and procedures and internal control over financial reporting were not effective.

Changes in Internal Control Over Financial Reporting

There was change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Management is in the process of raising capital to hire additional personnel to address its internal control weakness

Item 9B. Other Information

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

Name	Age	Position
Ronald Levy	65	Director, Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary

Holly Ruxin	54	Director

Biographical information with respect to our executive officers and director is provided below. There are no family relationships between any of our executive officers, directors or key employees.

Ron Levy. Mr. Levy, 65, has served as our Chief Executive Officer and a Director since May 2018 and Interim Chief Financial Officer since December 2019. Mr. Levy has also served as our Chief Operating Officer since June 2017. Mr. Levy’s experience includes consulting for various emerging growth companies through various growth cycles. He also serves as Chief Operating Officer and beneficial owner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013.

Holly Ruxin. Ms. Holly Ruxin, 54, has served as a member of the Board since April 2018 and currently serves as Chief Executive Officer of Montcalm TCR, a San Francisco-based wealth management and capital markets trading firm. Ms. Ruxin began her investment career at Goldman Sachs in the fixed income derivatives arena, and she has managed client assets and led private client teams at Morgan Stanley, Montgomery Securities and Bank of America for over twenty years. Ms. Ruxin is also the founder of Trevor TCR, a non-profit organization designed to invest in what matters and achieve transformation through giving. Ms. Ruxin received a Master of Business Administration in Finance from Columbia University and a Bachelor of Arts in Economics from the University of Michigan. We determined that Ms. Ruxin should serve as a director because of her extensive asset management and capital markets experience.

Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2024 were filed in a timely manner.

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

Item 11. Executive Compensation 2024 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal year indicated by our named executive officers for 2024.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ron Levy, (Chief Executive, Interim Chief	2024	$360,000	(2)	-	-	-	-	-	$360,000
Financial Officer, and Chief Operating Officer(1)	2023	$360,000	(2)	-	-	-	-	-	$360,000

(1)	Appointed as Chief Executive Officer on May 21, 2018.

(2)	The total CEO’s salary for the years ended December 31, 2024 and December 31, 2023 was $360,000 per year. The total salary for the two years amounted to $1,080,000 of which $751,716 of this amount has been deferred and is recorded in accrued expenses on the Company’s balance sheet as of December 31, 2024.

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

The table below summarizes the compensation earned or paid to our non-employee directors for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Holly Ruxin	80,004	-	80,004	(1)

(1)	As of December 31, 2024, a total of $320,349 of Director’s fees from prior and current periods was accrued and remains unpaid as of the date of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of, 2025 regarding the beneficial ownership of our common stock by the following persons:

●	each stockholder or group of stockholders who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o The Crypto Company, 23823 Malibu Road #50477, Malibu, California 90265. Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of March 31, 2025, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Ron Levy (1)	537,932,427	15.7%

Holly Ruxin (2)	120,224,210	3.5%

All Directors and Executive Officers as a Group	658,156,637	19.2%

(1)	Mr. Levy may be deemed to have voting and investment power over 3,031,810 shares beneficially owned by Redwood Fund LP LLC, which is a member of Imperial Strategies, LLC with a majority ownership interest and may be deemed to have voting and investment power over the 2,085,617 shares beneficially owned by Imperial Strategies, LLC. Includes vested options to purchase 1,250,000 shares of Common Stock that may be exercised at any time.

(2)	Includes vested options to purchase 350,000 shares of Common Stock that may be exercised at any time.

Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2024 were filed in a timely manner.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2024 and 2023 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	Year Ended December 31,
	2024	2023
Audit fees	$156,000	$115,000
Total fees	$156,000	$115,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

Exhibit
No.	Description of Exhibit	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17

2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17

2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17

2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18

2.5	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH	8-K	2.1	1/4/19

2.6	Stock Purchase Agreement by and among The Crypto Company, Blockchain Training Alliance, Inc. and certain stockholders dated March 15, 2021	10-K	2.6	3/30/2021

3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17

3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17

3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17

3.5	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.1	2/7/2023

3.6	Amended and Restated Bylaws	8-K	3.1	2/28/18

3.7	Certificate of Amendment to Articles of Incorporation	8-K	3.01	9/6/24

10.1	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17

10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17

10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17

10.4	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17

10.5	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17

10.6	Form of Non-Qualified Stock Option Agreement	8-K	10.1	4/17/18

10.7	Separation Agreement and General Mutual Release	8-K	10.1	5/25/18

10.8	Form of Director Services Agreement	8-K	10.2	5/25/18

10.9	Securities Purchase Agreement, dated February 29, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.9	4/16/24

10.10	Promissory Note in favor of AJB Capital Investments, LLC, dated February 29, 2024	10-K	10.10	4/16/24

10.11	Security Agreement, dated February 29, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.11	4/16/24

10.12	Securities Purchase Agreement, dated February 23, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.12	4/16/24

10.13	Promissory Note in favor of AJB Capital Investments, LLC, dated February 23, 2024	10-K	10.13	4/16/24

10.14	Security Agreement, dated February 23, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.14	4/16/24

10.15	License Agreement with AllFi Holdings LLC	8-K	10.1	2/29/24

10.16	Voluntary Mutual Termination and Release Agreement with TelBill, LLC	8-K	10.2	2/29/24

10.17	Securities Purchase Agreement, dated February 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.17	4/16/24

10.18	Promissory Note in favor of AJB Capital Investments, LLC, dated February 1, 2024	10-K	10.18	4/16/24

10.19	Security Agreement, dated February 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.19	4/16/24

10.20	Securities Purchase Agreement, dated November 13, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.20	4/16/24

10.21	Promissory Note in favor of AJB Capital Investments, LLC, dated November 13, 2023	10-K	10.21	4/16/24

10.22	Security Agreement, dated November 13, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.22	4/16/24

10.23	Intellectual Property Assignment Agreement by and between The Crypto Company and AllFi Technologies, Inc.	8-K	10.1	10/10/23

10.24	Subscription Agreement by and between the Crypto Company and AllFi Technologies, Inc.	8-K	10.2	10/10/23

10.25	Code Licensing Commercial Agreement by and between The Crypto Company and TelBill, LLC	8-K	10.1	9/7/23

10.26	Securities Purchase Agreement, dated June 26, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.26	4/16/24

10.27	Promissory Note in favor of AJB Capital Investments, LLC, dated June 26, 2023	10-K	10.27	4/16/24

10.28	Security Agreement, dated June 26, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.28	4/16/24

10.29	Second Amendment to Promissory Note in favor of AJB Capital Investments, LLC, dated April 14, 2023	10-K	10.29	4/16/24

10.30	Securities Purchase Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC.	10-K	10.30	4/16/24

10.31	Promissory Note in favor of AJB Capital Investments, LLC, dated April 12, 2024.	10-K	10.31	4/16/24

10.32	Security Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC.	10-K	10.32	4/16/24

10.33	First Amendment to Promissory Note, dated May 1, 2024, by and between the Crypto Company and AJB Investments LLC	8-K	10.1	5/7/24

10.34	Second Amendment to Promissory Note, dated May 15, 2024, by and between the Crypto Company and AJB Investments LLC	8-K	10.1	5/23/24

10.35	Settlement and Release Agreement by and between AllFi Technologies, AllFi Holdings LLC, and the Company	8-K	10.1	6/10/24

10.36	Contribution and Assignment Agreement by and between the Company, AllFi Technologies, and AllFi Holdings	8-K	10.2	6/10/24

10.37	Stock Purchase Agreement by and between AllFi Technologies and AllFi Holdings	8-K	10.3	6/10/24

10.38	Form of Stock Agreement (for awards granted to certain employees and contractors on June 28, 2024)	10-Q	10.1	8/19/24

10.39	Promissory Note in favor of AJB Capital Investments, LLC, dated June 18, 2024.	10-Q	10.2	8/19/24

10.40	Securities Purchase Agreement dated June 18, 2024, between The Crypto Company and AJB Capital Investments.	10-Q	10.3	8/19/24

10.41	Promissory Note in favor of AJB Capital Investments, LLC, dated May 31, 2024.	10-Q	10.7	8/19/24

10.42	Securities Purchase Agreement dated May 31, 2024, between The Crypto Company and AJB Capital Investments	10-Q	10.8	8/19/24

10.43	Promissory Note dated July 15, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.1	11/19/24

10.44	Securities Purchase Agreement dated July 15, 2024, between The Crypto Company and AJB Capital Investments, LLC.	10-Q	10.2	11/19/24

10.45	Security Agreement dated July 15, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.3	11/19/24

10.46	Promissory Note dated August 28, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.4	11/19/24

10.47	Securities Purchase Agreement dated August 28, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.5	11/19/24

10.48	Security Agreement dated August 28, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.6	11/19/24

10.49	Stock Agreement dated September 5, 2024, between The Crypto Company and Ronald Levy	10-Q	10.7	11/19/24

10.50	First Amendment to Promissory Note, dated November 18, 2024, by and between the Crypto Company and AJB Investments LLC	8-K	10.1	11/22/24

10.51	Promissory Note dated December 4, 2024, between The Crypto Company and AJB Capital Investments, LLC	*

10.52	Security Agreement dated December 4, 2024, between The Crypto Company and AJB Capital Investments, LLC	*

10.53	Securities Purchase Agreement dated December 4, 2024, between The Crypto Company and AJB Capital Investments, LLC	*

10.54	Promissory Note dated November 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	*

10.55	Securities Purchase Agreement dated November 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	*

10.56	Security Agreement dated November 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	*

10.57	Promissory Note dated January 30, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.58	Security Agreement dated January 30, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.59	Securities Purchase Agreement dated January 30, 2024, between The Crypto Company and AJB Capital Investments, LLC

10.60	First Amendment to Promissory Note, dated October 1, 2024, by and between the Crypto Company and AJB Investments LLC	*

10.61	Second Amendment to Promissory Note, dated October 10, 2024, by and between the Crypto Company and AJB Investments LLC	*

10.62	Fifth Amendment to Promissory Note, executed on May 13, 2025, by and between the Crypto Company and AJB Capital Investments LLC.	8-K	10.1	05/19/2025

10.63	Pre-Funded Warrant issued AJB Capital Investments LLC, executed on May 13, 2025.	8-K	10.2	05/19/2025

10.64	Fourth Amendment to Promissory Note, dated March 10, 2025, by and between the Crypto Company and AJB Investments LLC.	8-K	10.1	03/13/2025

10.65	Consulting Agreement between the Company and David Natan, effective as of March 12, 2025.	8-K	10.2	03/13/2025

10.66	Third Amendment to Promissory Note, dated February 11, 2025, by and between the Crypto Company and AJB Investments LLC.	8-K	10.1	02/13/2025

10.67	Consulting Agreement dated as of January 23, 2025.	8-K	10.1	01/29/2025

10.68	Second Amendment to Promissory Note, dated October 10, 2024, by and between the Crypto Company and AJB Investments LLC.	8-K	10.2	01/29/2025

10.69	Second Amendment to Promissory Note, dated January 8, 2025, by and between the Crypto Company and AJB Investments LLC.	8-K	10.1	01/13/2025

21.1	List of Subsidiaries of The Crypto Company	*

31	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*
32	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished, not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on June 13, 2025.

THE CRYPTO COMPANY
(Registrant)

By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 13, 2025.

Signature	Title

/s/ Ron Levy	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
Ron Levy	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Holly Ruxin
Holly Ruxin	Director

THE CRYPTO COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Crypto Company

23838 Malibu Road #50477,

Malibu, CA 90265

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Crypto Company (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of The Crypto Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, Nevada

June 13, 2025

PCAOB ID Number 6797

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,763	$72,970
Total current assets	1,763	72,970
TOTAL ASSETS	$1,763	$72,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,549,339	$3,022,865
Other liabilities	207,938	207,938
Notes payable, net	2,805,253	2,968,271
Convertible debt	125,000	-
Total current liabilities	6,687,530	6,199,074
Convertible debt	-	125,000
Notes payable - other	12,625	13,333
TOTAL LIABILITIES	6,700,155	6,337,407

STOCKHOLDERS’ DEFICIT
Preferred A voting stock, $0.001; 10 shares authorized, 10 and -0- shares issued and outstanding, respectively as of December 31, 2024, and 2023	-	-
Common stock, $0.001 par value; 19,000,000,000 shares authorized, 3,032,746,878 and 565,709,873 shares issued and outstanding, respectively as of December 31, 2024, and 2023	3,032,746	565,710
Additional paid-in-capital	43,675,323	39,932,605
Accumulated deficit	(53,406,461)	(46,762,752)
TOTAL STOCKHOLDERS’ DEFICIT	(6,698,392)	(6,264,437)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,763	$72,970

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the period months ended
	December 31, 2024	December 31, 2023
		(Restated)
Revenue:
Services	$44,814	$197,459
Cost of services	9,394	313,756
Gross margin	35,419	(116,297)

Operating expenses:
General and administrative expenses	890,435	1,548,277
Amortization	-	43,332
Impairment of goodwill	-	1,271,306
Share-based compensation - employee	4,383,005	6,761
Share-based compensation - non-employee	902,685	1,148,719
Total Operating Expenses	6,176,125	4,018,395
Operating loss	(6,140,706)	(4,134,692)
Other income	-	28,375
Loss on sale of equipment	-	(31,000)
Interest expense	(503,003)	(3,093,999)
Loss before provision for income taxes	(6,643,709)	(7,231,317)
Provision for income taxes	-	-
Net loss	$(6,643,709)	$(7,231,317)

Net loss per share	$(0.00)	$(0.05)
Weighted average common shares outstanding – basic and diluted	1,943,159,789	134,932,832

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred A stock		Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2022	-	$-	23,950,380	$23,950	$36,448,046	$(39,531,436)	$(3,059,440)
Stock issued for cash at $5.00 per share			125,000	125	24,875		25,000
Stock compensation expense in connection with issuance of common stock			13,665,157	13,666	396,409		410,075
Debt discount for warrants					2,041,490		2,041,490
Stock issued for loan payments			496,969,336	496,969	1,003,185		1,500,154
Stock issued for accrued salary			31,000,000	31,000	18,600		49,600
Net loss						(7,231,317)	(7,231,317)
Balance, December 31, 2023 - Restated	-	$-	565,709,873	$565,710	$39,932,605	$(46,762,752)	$(6,264,437)

					Additional		Total
	Preferred A stock		Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2023 - Restated	-	$-	565,709,873	$565,710	$39,932,605	$(46,762,752)	$(6,264,437)
Stock compensation expense in connection with issuance of common stock				-	332,732		332,732
Stock compensation expense in connection with issuance of Preferred A voting stock	10				3,032,710		3,032,710
Additional paid in capital					3,000		3,000
Debt discount for warrants					17,998		17,998
Common stock issued for debt conversion			2,467,037,005	2,467,036	356,278		2,823,314
Net loss						(6,643,709)	(6,643,709)
Balance, December 31, 2024	10	$-	3,032,746,878	$3,032,746	$43,675,323	$(53,406,641)	$(6,698,392)

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended
	December 31, 2024	December 31, 2023
		Restated
Cash flows from operating activities:
Net (loss)	$(6,643,709)	$(7,231,317)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	-	43,332
Share-based compensation	5,285,690	1,155,480
Debt discount for warrants	17,998	2,041,490
Impairment of goodwill	-	1,271,306
Loss on disposal of equipment	-	31,000
Prepaid expenses	-	81,317
Accounts payable and accrued expenses	526,474	757,317
Other liabilities	-	207,938
Net cash provided by (used in) operating activities	(813,546)	(1,642,136)

Cash flows from financing activities:
Payment of notes payable	-	(227,251)
Proceeds from issuance of notes payable	742,339	1,806,751
Proceeds from common stock issuance	-	25,000
Net cash provided by financing activities	742,339	1,604,500

Net (decrease) in cash and cash equivalents	(71,207)	(37,636)
Cash and cash equivalents at the beginning of the period	72,970	110,606
Cash and cash equivalents at the end of the period	$1,763	$72,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued for convertible debt	$2,823,314	$-

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

During the years ended December 31, 2024 and 2023, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies, for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Annual Report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2024, the Company had cash of $1,763. In addition, the Company’s net loss was $6,643,709 for the year ended December 31, 2024 and the Company’s had a working capital deficit of $6,685,767. As of December 31, 2024 the accumulated deficit amounted to $53,406,461. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of December 31, 2024 and 2023 there were $-0- in investments in cryptocurrency on the Company’s Balance Sheet.

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

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of December 31, 2023 the Company determined that its investment in BTA was fully impaired and recorded a loss of $1,271,306 in its Statement of Operations.

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

As of December 31, 2024, we had a net operating loss carryforward for federal income tax purposes of approximately $53,400,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the year ended December 31, 2024 and the year ended December 31, 2023, the Company had no potentially dilutive common stock equivalents. Therefore, the basic EPS and the diluted EPS are the same.

Marketing expense – Marketing expenses are charged to operations, under general and administrative expenses. The Company incurred $-0- of marketing expenses for the year ended December 31, 2024, compared to $26,869 for year ended December 31, 2023.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.

NOTE 4 – ACQUISITIONS AND AGREEMENTS

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

During the twelve months ended December 31, 2024 and 2023 the Company recorded $-0- and $43,332, respectively, in amortization expense. During the year ended December 31, 2023 we wrote off all of the goodwill and intangible assets of BTA amounting $1,271,306. As of December 31, 2024 we had no goodwill or intangible assets on our balance sheet.

As a result of the operating results for BTA, the Company determined that its goodwill and intangible assets were fully impaired as of December 31, 2023 and recorded an impairment charge of $1,271,306 on it Statement of Operations

IDI Modification

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Effective September 5, 2024, the Company amended its Articles of Incorporation (the “Articles”), to amend and restate Sections 1 and 2 of Article 4 of the Articles to increase the number of authorized shares of the Company’s common stock (“Common Stock”) from 2,000,000,000 to 19,000,000,000 and create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares, as set forth in Certificate of Amendment to the Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, Common Stock and Preferred Stock are identical in all respects, except that each share of Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 950,000,000 votes. The shares are not convertible to common stock

On the same date the Company entered into a stock agreement (the “Stock Agreement”) with, the Company’s CEO Ronald Levy pursuant to which the Company issued a total of ten (10) shares of the Company’s Series A preferred stock (“Preferred Stock”) Mr. Levy also serves Interim Chief Financial Officer, Chief Operating Officer, Chairman of the Board, Secretary, and a member of the Board of Directors of the Company.

Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company, so the company used the equity methos to value the shares. The 10 Series A Preferred shares convertible shares can be converted into 9,500,000,000 voting shares. as of December 31, 2024 the Company had 3,032,746,878 shares outstanding. The company estimated that the voting shares could not exceed the number of shares outstanding and used that level of shares to value the common stock which was trading at $0.001 resulted in stock based compensation of $3,032,710 which was also equivalent to the market capitalization on that date,

NOTE 6 – NOTE PAYABLE

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

As of December 31, 2024 the total due on the SBA loans amounted to $12,625

● On May 3, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “May AJB SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $1,180,000 (the “May AJB Note”) to AJB in a private transaction for a purchase price of $900,000 (giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker-dealer.

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

Following an event of default, and subject to certain limitations, the outstanding amount of the Note may be converted into shares of Company common stock. Amounts due under the Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day lookback immediately preceding the date of conversion. In no event may the lender effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the lender and its affiliates would exceed 4.99% of the outstanding shares of Company common stock. In addition, upon the occurrence and during the continuation of an event of default the Note will become immediately due and payable and the Company shall pay to the lender, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Note. As December 31, 2024 the principal balance on the Note was $1,180,000

● On February 2, 2023, the Company borrowed funds pursuant to a SPA entered into with Fast Capital, LLC (“Fast Capital”), and Fast Capital purchased a 10% convertible promissory note (the “Fast Capital Note”) from the Company in the aggregate principal amount of $115,000. The Fast Capital Note has an original issue discount of $10,000, resulting in gross proceeds to the Company of $105,000. Pursuant to the SPA, the Company agreed to reimburse Fast Capital for certain fees in connection with entry into the SPA and the issuance of the Fast Capital Note. The SPA contains certain covenants and customary representations and warranties by the Company and Fast Capital typically contained in such documents.

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

As of December 31, 2024, the balancing remaining under the Fast Capital Note is $8,784

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

As of December 31, 2024, the balancing remaining under the AJB June Note is $981,358.

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

As of December 31, 2024, the balancing remaining under the AJB June Note is $176,668.

● On January 30, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “January 30, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $50,000 to AJB (the “January 30, 2024 Note”) in a private transaction for a purchase price of $42,500 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $40,000, which will be used for working capital and other general corporate purposes.

The maturity date of the January 30, 2024 Note is July 30, 2024, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of December 31, 2024, the balancing remaining under the AJB June Note is $50,000.

All remaining principal balance remain unpaid as of December 31, 2024

● On February 20, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “February 20, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $53,000 to AJB (the “February 20, 2024 Note”) in a private transaction for a purchase price of $45,050 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $40,050, which will be used for working capital and other general corporate purposes.

The maturity date of the February 20, 2024 Note is August 20, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On February 29, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “February 29, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $159,000 to AJB (the “February 29, 2024 Note”) in a private transaction for a purchase price of $135,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $130,000, which will be used for working capital and other general corporate purposes.

The maturity date of the February 29, 2024 Note is August 29, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On April 12, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “April 12, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $185,555 to AJB (the “April 12, 2024 Note”) in a private transaction for a purchase price of $108,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $45,000, which will be used for working capital and other general corporate purposes.

The maturity date of the April 12, 2024 Note is October 12, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On May 31, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “May 31, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $68,000 to AJB (the “May 31, 2024 Note”) in a private transaction for a purchase price of $61,200 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $55,000, which will be used for working capital and other general corporate purposes.

The maturity date of the May 31, 2024 Note is December 1, 2024, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On June 18, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “June 18, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $72,500 to AJB (the “June 18, 2024 Note”) in a private transaction for a purchase price of $58,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $18,000, which will be used for working capital and other general corporate purposes.

The maturity date of the June 18, 2024 Note is December 18, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On July 15, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “July 15, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $59,000 to AJB (the “July 15, 2024 Note”) in a private transaction for a purchase price of $47,200 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $44,700, which will be used for working capital and other general corporate purposes.

The maturity date of the July 15, 2024 Note is January 15, 2025. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On August 28, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “August 28, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $157,556 to AJB (the “August 28, 2024 Note”) in a private transaction for a purchase price of $108,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $98,000, which will be used for working capital and other general corporate purposes.

The maturity date of the August 28, 2024 Note is February 28, 2025. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On November 1, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “November 1, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $48,600 to AJB (the “November 1, 2024 Note”) in a private transaction for a purchase price of $29,700 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $24,700, which will be used for working capital and other general corporate purposes.

The maturity date of the November 1, 2024 Note is May 1, 2025. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On December 4, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “December 4, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $36,500 to AJB (the “December 4, 2024 Note”) in a private transaction for a purchase price of $32,850 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $27,850, which will be used for working capital and other general corporate purposes.

● The maturity date of the December 4, 2024 Note is June 4, 2025. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of December 31, 2024 the balance of all convertible notes outstanding was $2,805,253 with $630,075 in accrued interest.

NOTE 7 – OTHER LIABILITIES

During the year ended December 31, 2023 the Company initially recorded $207,938 in revenue that it could not document as revenue under the guidelines of ASC 606. As a result the Company reclassified this amount of cash received as Other Liabilities.

NOTE 8 – EQUITY

Common stock

As of December 31, 2024 the Company had 19,000,000,000 shares of $0.001 common stock authorized. As of December 31, 2024 there were 3,032,746,878 and 565,709,873 shares of common stock outstanding, respectively.

Preferred A Stock

Effective September 5, 2024, the Company amended its Articles of Incorporation (the “Articles”), to amend and restate Sections 1 and 2 of Article 4 of the Articles to increase the number of authorized shares of the Company’s common stock (“Common Stock”) from 2,000,000,000 to 19,000,000,000 and create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares, as set forth in Certificate of Amendment to the Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, Common Stock and Preferred Stock are identical in all respects, except that each share of Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 950,000,000 votes. The shares are not convertible to common stock

On the same date the Company entered into a stock agreement (the “Stock Agreement”) with, the Company’s CEO Ronald Levy pursuant to which the Company issued a total of ten (10) shares of the Company’s Series A preferred stock (“Preferred Stock”) Mr. Levy also serves Interim Chief Financial Officer, Chief Operating Officer, Chairman of the Board, Secretary, and a member of the Board of Directors of the Company.

Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company, so the company used the equity methos to value the shares. The 10 Series A Preferred shares convertible shares can be converted into 9,500,000,000 voting shares. as of December 31, 2024 the Company had 3,032,746,878 shares outstanding. The company estimated that the voting shares could not exceed the number of shares outstanding and used that level of shares to value the common stock which was trading at $0.001 resulted in stock based compensation of $3,032,710 which was also equivalent to the market capitalization on that date,

Stock Options

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

During the year ended December 31, 2020, the Company issued 500,000 stock options to members of its board of directors, 1,250,000 stock options to employees, and 170,000 stock options to non-employees. No stock options were issued in 2024.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of December 31, 2024, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term
	of Shares	Price	(years)

Options outstanding, at December 31, 2022	2,281,349	$2.26
Options granted
Options cancelled
Options exercised
Options outstanding, at December 31, 2023	2,281,349	$2.26	2.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at December 31, 2024	2,281,349	$2.26	1.25

The Company recognized $-0- and $-0- of compensation expense related to stock options for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 these options had no intrinsic value since they were all out of the money as of December 31, 2024.

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

The risk-free rate is based on implied yields in effect at the time of the grant on U.S. Treasury zero-coupon bonds with remaining terms equal to the expected term of the stock options. The expected dividend is based on the Company’s history and expectation of dividend pay-outs. Forfeitures are recognized when they occur. During the years ended December 31, 2024 and 2023, the Company recorded $4,383,005 and $6,761 in share based compensation to its employees.

Warrants

As of December 31, 2024 the following warrants were outstanding

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
January 2022	Common Shares	January 12, 2025	$5.25	500,000
February 2022	Common Shares	February 24, 2025	$5.25	200,000
April 2022	Common Shares	April 7, 2025	$5.25	146,667
May 2022	Common Stock	May 3, 2025	$5.25	750,000
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000
April 2023	Common Stock	April 14. 2028	$0.00001	1,000,000
May 2023	Common Stock	May 12, 2028	$0.00001	30,000,000
June 2023	Common Stock	June 23, 2028	$0.00001	1,500,000
November 2023	Common Stock	November 13, 2028	$0.00001	10,000,000
April 2024	Common Stock	April 12, 2029	$0.00001	5,000,000
May 2024	Common Stock	May 31, 2029	$0.00001	5,000,000

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

NOTE 10 – QUARTERLY RESTATEMENTS FOR 2024

As a result of the adjustments reflected in the Company’s Form 10-K/A filing for December 31, 2023 filed on June 2, 2025 and due to certain year end adjustment for calendar 2024, the Company’s previously filed quarterly financial statements have been restated. The restatements adjustment had no impact on 2024 ending quarterly cash balances. The impact on the Company’s quarterly balance sheets and income statements for each quarter of 2024 is reflected below:

BALANCE SHEETS

	March 31, 2024			March 31, 2024	June 30, 2024			June 30, 2024	September 2024			September 2024
	As Filed	Adjustments		Restated	As Filed	Adjustments		Restated	As Filed	Adjustments		Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,887			$21,887	$31,386			$31,386	$6,662			$6,662
Prepaid expenses	21,222			21,222	12,127			12,127	3,032			3,032
Total current assets	43,109			43,109	43,513			43,513	9,694			9,694
Goodwill	740,469	(740,469)	(a)	-	740,469	(740,469)	(a)	-	746,368	(746,368)	(a)	-
Intangible assets	520,004	(520,004)	(a)	-	509,171	(509,171)	(a)	-	509,171	(509,171)	(a)	-
Total assets	$1,303,582	(1,260,473)		$43,109	$1,293,153	(1,249,640)		$43,513	$1,265,233	(1,255,539)		$9,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,953,990			$2,953,990	$3,104,926			$3,104,926	$3,303,247			$3,303,247
Notes, payable, net	2,430,530			2,430,530	2,697,085			2,697,085	2,608,735			2,608,735
Convertible notes	125,000			125,000	125,000			125,000	125,000			125,000
Total current liabilities	5,509,520			5,509,520	5,927,011			5,927,011	6,036,982			6,036,982
Other liabilities	-	207,938	(c)	207,938	-	207,938	(c)	207,938	-	207,938	(c)	207,938
Notes payable other	13,156			13,156	12,979			12,979	12,802			12,802
Total liabilities	5,522,676	207,938		5,730,614	5,939,990	207,938		6,147,928	6,049,784	207,938		6,257,722
				-				-				-
Convertible Notes				-				-				-

Stockholders’ Deficit:
Common stock	1,071,111			1,071,111	1,981,881			1,981,881	2,312,971			2,312,971
Additional paid in capital	40,259,135			40,259,135	40,609,865			40,609,865	40,642,224	3,032,710	(b)	43,674,934
Accumulated deficit	(45,549,340)	(1,468,411)	(a)(c)	(47,017,751)	(47,238,583)	(1,457,578)	(a)(c)	(48,696,161)	(47,739,745)	(4,496,187)	(a)(b)(c)	(52,235,932)
Total stockholders’ deficit	(4,219,094)	(1,468,411)		(5,687,505)	(4,646,837)	(1,457,578)		(6,104,415)	(4,784,550)	(1,463,477)		(6,248,027)
Total liabilities and deficit	$1,303,582	$(1,260,473)		$43,109	$1,293,153	$(1,249,640)		$43,513	$1,265,234	$(1,255,539)		$9,694

STATEMENTS OF OPERATIONS

	Three months ended March 31, 2024			Three months ended March 31, 2024	Three months ended June 30, 2024			Three months ended June 30, 2024	Three months ended September 30, 2024			Three months ended September 30, 2024
	As filed	Adjustments		As restated	As filed	Adjustments		As restated	As filed	Adjustments		As restated

Services	$15,806			$15,806	$9,841			$9,841	$10,299			$10,299
Cost of services	1,525			1,525	7,733			7,733	7,361			7,361
Gross profit	14,281			14,281	2,107			2,107	2,938			2,938
Operating expenses:
General and administrative expenses	442,831			442,831	243,823			243,823	309,364			309,364
Amortization	10,833	(10,833)	(a)	-	10,833	(10,833)	(a)	-	-			-
Stock based compensation	463,198	-		463,198	439,487	-		439,487	(281,088)	3,032,710	(b)	2,751,622
Total operating expenses	916,862	(10,833)		906,029	694,143	(10,833)		683,310	28,276	3,032,710		3,060,986
Loss from operations	(902,581)	10,833		(891,748)	(692,036)	10,833		(681,203)	(25,338)	(3,032,710)		(3,058,048)
Other income (expense)				-				-				-
Interest (expense)	(200,157)			(200,157)	(193,192)			(193,192)	(76,807)			(76,807)
Loss before provision of income taxes	(1,102,738)	10,833		(1,091,905)	(885,228)	10,833		(874,395)	(102,145)	(3,032,710)		(3,134,855)
Provision for income taxes (benefit)	-				-				-
Net loss	$(1,102,738)	10,833		$(1,091,905)	$(885,228)	10,833		$(874,395)	$(102,145)	(3,032,710)		$(3,134,855)

Net loss per share	$(0.00)			$(0.00)	$(0.00)			$(0.00)	$(0.00)			$(0.00)
Weighted average shares basic and dilutes	902,542,121			902,542,121	1,981,881,172			1,981,881,172	2,007,990,481			2,007,990,481

Adjustments

(a)	To reflect the write-off of the goodwill and intangible assets of BTA which was written off pursuant to the Company’s June 2, 2024 10-K/A filing for the year ended December 31, 2023

(b)	To reflect the value of voting preferred stock of $3,302,710 granted to the Company’s CEO

(c)	To record the reclassification of $207,938 initially recorded as revenue in 2023 that was reclassified to other liabilities due the Company’s inability to support revenue recognition under the guidelines of ASC 606

NOTE 11 - SUBSEQUENT EVENTS

On January 10, 2025, the Company and AJB Capital Investments LLC entered into a Second Amendment dated as of January 8, 2025 (“Second Amendment”), to that certain Promissory Note dated as of November 7, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of November 18, 2024 (“First Amendment”), amended the Promissory Note to increase the principal amount of the Promissory Note from $33,000 to $48,600. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $48,600 to $81,934, provided, however, that the $33,334 of additional principal carries an original issue discount of $3,334 withheld from the Company to cover monitoring costs associated with the Promissory Note.

On January 23, 2025 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with YWRC Holdings, Inc. (the “Consultant”). The Consulting Agreement has an initial term of six months, commencing on the Effective Date. The Consultant received a one-time engagement fee on the Effective Date and is eligible to receive a monthly fee for its services during the term of the Consulting Agreement in accordance with the terms and conditions of the Consulting Agreement, totaling up to a cumulative $1,015. In addition, the Consultant will receive an award of 4.99% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), subject to the Consultant’s continued compliance with the terms of the Consulting Agreement; provided, Consultant will be eligible to receive an additional equity award at the 12-month anniversary of the Effective Date to ensure that Consultant hold as total equity interest equal to 4.99% of the fully diluted outstanding shares of the Company. Consultant shall not sell, transfer, or otherwise dispose of more than 5% of the total trading volume of the Company Common Stock, as traded on the applicable stock exchange or market, during any calendar month, calculated based on the total trading volume during the previous calendar month. The Company may terminate the Consulting Agreement at any time with at least 30 days’ prior written notice. The Consultant will be an independent contractor of the Company, and as such, the Consultant is not entitled to participate in any Company employee benefit plans.

On January 27, 2025, the Company and AJB Capital Investments LLC entered into a Second Amendment dated as of October 10, 2024 (“Second Amendment”), to that certain Promissory Note dated as of August 28, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of October 1, 2024 (“First Amendment”), amends the Promissory Note, to increase the principal amount of the Promissory Note from $120,000 to $142,000. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $142,000 to $157,556, provided, however, that the $15,556 of additional principal carries an original issue discount of $1,556 withheld from the Company to cover monitoring costs associated with the Promissory Note.

On January 27, 2025 (the “Advance Date”), the Company entered into a Promissory Note with Ronald Levy, the Company’s, Chief Executive Officer, Chief Operating Officer and Secretary, to obtain an advance in the amount of $15,000 (the “Loan”) for the aforementioned Consultant engagement fee. The Loan bears interest at the rate of 5% per annum, with a maturity date four months from the Advance Date.

On February 11, 2025, the Company and AJB Capital Investments LLC entered into a Third Amendment dated as of February 6, 2025 (“Third Amendment”) to that certain Promissory Note dated as of August 28, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of October 1, 2024 (“First Amendment”), amends the Promissory Note, to increase the principal amount of the Promissory Note from $120,000 to $142,000. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $142,000 to $157,556. The Third Amendment to the Promissory Note amends the Promissory Note, as amended by the First and Second Amendments, to increase the principal amount of the Promissory Note from $157,556 to $222,890, provided, however, that the $65,334 of additional principal carries an original issue discount of $6,534 withheld from the Company to cover monitoring costs associated with the Promissory Note and $3,500 withheld from the Company to cover due diligence and legal costs in connection with the Third Amendment.

The Company and AJB Capital Investments LLC entered into a Fourth Amendment dated as of March 10, 2025 (“Fourth Amendment”) to that certain Promissory Note dated as of August 28, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of October 1, 2024 (“First Amendment”), amends the Promissory Note, to increase the principal amount of the Promissory Note from $120,000 to $142,000. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $142,000 to $157,556. The Third Amendment to the Promissory Note amends the Promissory Note, as amended by the First and Second Amendments, to increase the principal amount of the Promissory Note from $157,556 to $222,890. The Fourth Amendment to the Promissory Note amends the Promissory Note, as amended by the First, Second, and Third Amendments, to increase the principal amount of the Promissory Note from $22,890 to $252,890, provided, however, that the $30,000 of additional principal carries an original issue discount of $3,000 withheld from the Company to cover monitoring costs associated with the Promissory Note and $2,000 withheld from the Company to cover due diligence and legal costs in connection with the Fourth Amendment.

The Company and AJB Capital Investments LLC entered into a Fifth Amendment executed on May 13, 2025 (“Fifth Amendment”) to that certain Promissory Note dated as of August 28, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of October 1, 2024 (“First Amendment”), amends the Promissory Note, to increase the principal amount of the Promissory Note from $120,000 to $142,000. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $142,000 to $157,556. The Third Amendment to the Promissory Note amends the Promissory Note, as amended by the First and Second Amendments, to increase the principal amount of the Promissory Note from $157,556 to $222,890. The Fourth Amendment to the Promissory Note amends the Promissory Note, as amended by the First, Second, and Third Amendments, to increase the principal amount of the Promissory Note from $22,890 to $252,890. The Fifth Amendment to the Promissory Note amends the Promissory Note, as amended by the First, Second, Third, and Fourth Amendments, to increase the principal amount of the Promissory Note from $252,890 to $325,113, provided, however, that the $72,223 of additional principal carries an original issue discount of $7,223 withheld from the Company to cover monitoring costs associated with the Promissory Note and $4,000 withheld from the Company to cover due diligence and legal costs in connection with the Fifth Amendment. In exchange for the additional principal, the Company issued AJB Capital Investments LLC a pre-funded warrant to purchase up to 25,000,000 shares of Common Stock of the Company for a nominal exercise price of $0.00001 per warrant share (“Pre-Funded Warrant”). The Warrant includes various covenants of the Company for the benefit of the Warrant holder such as a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the Warrant.

The offer and sale of the Promissory Note and Pre-Funded Warrant was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

