Form 10-Q
period 2025-03-31
Crypto Co
filed 2025-06-20
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 13, 2025 the issuer had 3,513,760,364 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short- term and long-term business operations, and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Our management cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events, and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,933	$1,763
Total current assets	6,933	1,763
TOTAL ASSETS	$6,933	$1,763

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,676,722	$3,549,339
Other liabilities	207,938	207,938
Notes payable, net	2,881,941	2,805,253
Convertible debt	125,000	125,000
Total current liabilities	6,891,601	6,687,530
Notes payable - other	12,507	12,625
TOTAL LIABILITIES	6,904,108	6,700,155

STOCKHOLDERS’ EQUITY
Preferred A voting stock, $0.001 par value; 10 shares authorized, 10 and -0- shares issued and outstanding, respectively as of March 31, 2025 and December 31, 2024	-	-

Common stock, $0.001 par value; 19,000,000,000 shares authorized 3,430,546,521 and 3,032,746,878 shares issued and outstanding, respectively	3,430,545	3,032,746
Additional paid-in-capital	43,690,323	43,675,323
Accumulated deficit	(54,018,043)	(53,406,461)
TOTAL STOCKHOLDERS’ DEFICIT	(6,897,175)	(6,698,392)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,933	$1,763

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2025	March 31, 2024

Revenue:
Services	$2,856	15,806
Cost of services	-	1,525
Gross margin	2,856	14,281

Operating expenses:
General and administrative expenses	319,943	442,830
Share-based compensation - non-employee	158,800	463,198
Total operating expenses	478,743	906,029
Operating loss	(475,887)	(891,748)
Other income and (expense)
Gain on the forgiveness of debt	129,130	-
Loss on the extinguishment of debt	(157,575)	-
Gain on the sale of property	10,000	-
Interest expense	(117,251)	(200,157)
Total other (expense)	(135,695)	(200,157)
Loss before provision for income taxes	(611,582)	(1,091,905)
Provision for income taxes	-	-
Net (loss)	$(611,582)	$(1,091,905)

Net (loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	3,243,246,640	902,542,121

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance, December 31, 2023 -Restated	565,709,873	$565,321	$39,932,216	$(45,925,846)	$(5,428,309)

Additional paid in capital			3,000		3,000

Common stock issued for note conversion	505,789,961	505,790	323,919		829,709

Net loss				(1,091,905)	(1,091,905)

Balance, March 31, 2024 -Restated	1,071,499,834	$1,071,111	$40,259,135	$(47,017,751)	$(5,687,505)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2024	3,032,746,878	$3,032,746	$43,675,323	$(53,406,461)	$(6,698,392)

Issuance of common stock for services	158,799,643	158,800			158,800

Issuance of warrants for financing fee			15,000		15,000

Common stock issued for note conversion	239,000,000	239,000			239,000

Net loss				(611,582)	(611,582)
Balance, March 31, 2025	3,430,546,521	$3,430,545	$43,690,323	$(54,018,043)	$(6,897,175)

The accompanying notes are an integral part of the consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended
	March 31, 2025	March 31, 2024
		(Restated)

Cash flows from operating activities:
Net (loss)	$(611,582)	$(1,091,905)
Adjustments to reconcile net loss to net cash used in operations:
Loss on the extinguishment of debt	157,575	-
Share-based compensation	158,800	463,198
Warrants issued for financing fee	15,000	-
Prepaid expenses	-	9,095
Accounts payable and accrued expenses	127,383	275,107
Net cash (used in) operating activities	(152,825)	(344,505)

Cash flows from financing activities:
Payment of notes payable	(118)	(177)
Proceeds from issuance of notes payable	158,113	293,600
Net cash provided by financing activities	157,995	293,423

Net increase (decrease) in cash and cash equivalents	5,170	(51,081)
Cash and cash equivalents at the beginning of the period	1,763	72,970
Cash and cash equivalents at the end of the period	$6,933	$21,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued for convertible debt	$239,000	$366,511

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

During the three months ended March 31, 2025, and years ended December 31, 2024 and 2023, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies, for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Annual Report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2025, the Company had cash of $6,933. In addition, the Company’s net loss was $611,582 for the three months ended March 31, 2025 and the Company’s had a working capital deficit of $6,884,668. As of March 31, 2025 the accumulated deficit amounted to $54,018,043. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of March 31, 2025 and 2024 there were $-0- in investments in cryptocurrency on the Company’s Balance Sheet.

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

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of December 31, 2023 the Company determined that its investment in BTA was fully impaired and recorded a loss of $1,271,306 in its Statement of Operations. As of March 31, 2025 and December 31, 2024 the Company had no goodwill or intangible assets.

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

As of March 31, 2025, we had a net operating loss carryforward for federal income tax purposes of approximately $54,000,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company had no potentially dilutive common stock equivalents since the Company was in a loss position and inclusion of any equivalents would be anti-dilutive. Therefore, the basic EPS and the diluted EPS are the same.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.

NOTE 4 – ACQUISITIONS AND AGREEMENTS

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

During the year ended December 31, 2023, we wrote off all of the goodwill and intangible assets of BTA amounting $1,271,306.

As a result of the operating results for BTA, the Company determined that its goodwill and intangible assets were fully impaired as of December 31, 2023, and recorded an impairment charge of $1,271,306 on it Statement of Operations.

As of March 31, 2025 we had no goodwill or intangible assets on our balance sheet.

NOTE 5 – RELATED PARTY TRANSACTIONS

Effective September 5, 2024, the Company amended its Articles of Incorporation (the “Articles”), to amend and restate Sections 1 and 2 of Article 4 of the Articles to increase the number of authorized shares of the Company’s common stock (“Common Stock”) from 2,000,000,000 to 19,000,000,000 and create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares, as set forth in Certificate of Amendment to the Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, Common Stock and Preferred Stock are identical in all respects, except that each share of Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 950,000,000 votes. The shares are not convertible to common stock

On the same date the Company entered into a stock agreement (the “Stock Agreement”) with, the Company’s CEO Ronald Levy pursuant to which the Company issued a total of ten (10) shares of the Company’s Series A preferred stock (“Preferred Stock”) Mr. Levy also serves Interim Chief Financial Officer, Chief Operating Officer, Chairman of the Board, Secretary, and a member of the Board of Directors of the Company.

Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company, so the company used the equity methos to value the shares. The 10 Series A Preferred shares convertible shares can be converted into 9,500,000,000 voting shares. As of December 31, 2024 the Company had 3,032,746,878 shares outstanding. The Company estimated that the voting shares could not exceed the number of shares outstanding and used that level of shares to value the common stock which was trading at $0.001 resulted in stock based compensation of $3,032,710 which was also equivalent to the market capitalization on that date.

On January 27, 2025 (the “Advance Date”), the Company entered into a Promissory Note with Ronald Levy, the Company’s, Chief Executive Officer, Chief Operating Officer and Secretary, to obtain an advance in the amount of $15,000 (the “Loan”) for the aforementioned Consultant engagement fee. The Loan bears interest at the rate of 5% per annum, with a maturity date four months from the Advance Date.

NOTE 6 – NOTE PAYABLE

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

As of March 31, 2025 the total due on the SBA loans amounted to $12,507.

● On May 3, 2022, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “May AJB SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $1,180,000 (the “May AJB Note”) to AJB in a private transaction for a purchase price of $900,000 (giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker-dealer.

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

Following an event of default, and subject to certain limitations, the outstanding amount of the Note may be converted into shares of Company common stock. Amounts due under the Note would be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day lookback immediately preceding the date of conversion. In no event may the lender effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the lender and its affiliates would exceed 4.99% of the outstanding shares of Company common stock. In addition, upon the occurrence and during the continuation of an event of default the Note will become immediately due and payable and the Company shall pay to the lender, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Note. As March 31, 2025 the principal balance on the Note was $1,180,000.

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

As of March 31, 2025, the balancing remaining under the Fast Capital Note is $8,784.

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

As of March 31, 2025, the balancing remaining under the AJB June Note is $1,180,000.

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

As of March 31, 2025, the balancing remaining under the AJB June Note is $95,243.

● On January 30, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “January 30, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $50,000 to AJB (the “January 30, 2024 Note”) in a private transaction for a purchase price of $42,500 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $40,000, which will be used for working capital and other general corporate purposes.

The maturity date of the January 30, 2024 Note is July 30, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of March 31, 2025, the balancing remaining under the AJB June Note is $50,000.

All remaining principal balance remain unpaid as of March 31, 2025.

● On February 20, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “February 20, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $53,000 to AJB (the “February 20, 2024 Note”) in a private transaction for a purchase price of $45,050 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $40,050, which will be used for working capital and other general corporate purposes.

The maturity date of the February 20, 2024 Note is August 20, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On February 29, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “February 29, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $159,000 to AJB (the “February 29, 2024 Note”) in a private transaction for a purchase price of $135,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $130,000, which will be used for working capital and other general corporate purposes.

The maturity date of the February 29, 2024 Note is August 29, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On April 12, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “April 12, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $185,555 to AJB (the “April 12, 2024 Note”) in a private transaction for a purchase price of $108,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $45,000, which will be used for working capital and other general corporate purposes.

The maturity date of the April 12, 2024 Note is October 12, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On May 31, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “May 31, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $68,000 to AJB (the “May 31, 2024 Note”) in a private transaction for a purchase price of $61,200 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $55,000, which will be used for working capital and other general corporate purposes.

The maturity date of the May 31, 2024 Note is December 1, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On June 18, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “June 18, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $72,500 to AJB (the “June 18, 2024 Note”) in a private transaction for a purchase price of $58,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $18,000, which will be used for working capital and other general corporate purposes.

The maturity date of the June 18, 2024 Note is December 18, 2024. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On July 15, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “July 15, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $59,000 to AJB (the “July 15, 2024 Note”) in a private transaction for a purchase price of $47,200 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $44,700, which will be used for working capital and other general corporate purposes.

The maturity date of the July 15, 2024 Note is January 15, 2025. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On August 28, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “August 28, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $157,556 to AJB (the “August 28, 2024 Note”) in a private transaction for a purchase price of $108,000 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $98,000, which will be used for working capital and other general corporate purposes.

On January 27, 2025, the Company and AJB Capital Investments LLC entered into a Second Amendment dated as of October 10, 2024 (“Second Amendment”), to that certain Promissory Note dated as of August 28, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of October 1, 2024 (“First Amendment”), amends the Promissory Note, to increase the principal amount of the Promissory Note from $120,000 to $142,000. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $142,000 to $157,556, provided, however, that the $15,556 of additional principal carries an original issue discount of $1,556 withheld from the Company to cover monitoring costs associated with the Promissory Note.

On February 11, 2025, the Company and AJB Capital Investments LLC entered into a Third Amendment dated as of February 6, 2025 (“Third Amendment”) to that certain Promissory Note dated as of August 28, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of October 1, 2024 (“First Amendment”), amends the Promissory Note, to increase the principal amount of the Promissory Note from $120,000 to $142,000. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $142,000 to $157,556. The Third Amendment to the Promissory Note amends the Promissory Note, as amended by the First and Second Amendments, to increase the principal amount of the Promissory Note from $157,556 to $222,890, provided, however, that the $65,334 of additional principal carries an original issue discount of $6,534 withheld from the Company to cover monitoring costs associated with the Promissory Note and $3,500 withheld from the Company to cover due diligence and legal costs in connection with the Third Amendment.

The Company and AJB Capital Investments LLC entered into a Fourth Amendment dated as of March 10, 2025 (“Fourth Amendment”) to that certain Promissory Note dated as of August 28, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of October 1, 2024 (“First Amendment”), amends the Promissory Note, to increase the principal amount of the Promissory Note from $120,000 to $142,000. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $142,000 to $157,556. The Third Amendment to the Promissory Note amends the Promissory Note, as amended by the First and Second Amendments, to increase the principal amount of the Promissory Note from $157,556 to $222,890. The Fourth Amendment to the Promissory Note amends the Promissory Note, as amended by the First, Second, and Third Amendments, to increase the principal amount of the Promissory Note from $22,890 to $252,890, provided, however, that the $30,000 of additional principal carries an original issue discount of $3,000 withheld from the Company to cover monitoring costs associated with the Promissory Note and $2,000 withheld from the Company to cover due diligence and legal costs in connection with the Fourth Amendment.

The maturity date of the August 28, 2024 Note is February 28, 2025. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On November 1, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “November 1, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $48,600 to AJB (the “November 1, 2024 Note”) in a private transaction for a purchase price of $29,700 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $24,700, which will be used for working capital and other general corporate purposes.

On January 10, 2025, the Company and AJB Capital Investments LLC entered into a Second Amendment dated as of January 8, 2025 (“Second Amendment”), to that certain Promissory Note dated as of November 1, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of November 18, 2024 (“First Amendment”), amended the Promissory Note to increase the principal amount of the Promissory Note from $33,000 to $48,600. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $48,600 to $81,934, provided, however, that the $33,334 of additional principal carries an original issue discount of $3,334 withheld from the Company to cover monitoring costs associated with the Promissory Note.

The maturity date of the November 1, 2024 Note is May 1, 2025. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

● On December 4, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “December 4, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $36,500 to AJB (the “December 4, 2024 Note”) in a private transaction for a purchase price of $32,850 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $27,850, which will be used for working capital and other general corporate purposes.

● The maturity date of the December 4, 2024 Note is June 4, 2025. The Nov. Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the Nov. Note at any time without penalty. The Company’s failure to make required payments under the Nov. Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the Nov. SPA or the Nov. Note, the Nov. Note will bear interest at 18%, AJB may immediately accelerate the Nov. Note due date, AJB may convert the amount outstanding under the Nov. Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of March 31, 2025 the balance of all convertible notes outstanding was $3,006,941 with $759,406 in accrued interest.

NOTE 7 – OTHER LIABILITIES

During the year ended December 31, 2023 the Company initially recorded $207,938 in revenue that it could not document as revenue under the guidelines of ASC 606. As a result the Company reclassified this amount of cash received as Other Liabilities.

NOTE 8 – EQUITY

Common stock

As of March 31, 2025, the Company had 19,000,000,000 shares of $0.001 common stock authorized. As of March 31, 2025 there were 3,430,546,521 and 3,032,746,878 and shares of common stock outstanding, respectively.

On January 23, 2025 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with YWRC Holdings, Inc. (the “Consultant”). The Consulting Agreement has an initial term of six months, commencing on the Effective Date. The Consultant received a one-time engagement fee on the Effective Date and is eligible to receive a monthly fee for its services during the term of the Consulting Agreement in accordance with the terms and conditions of the Consulting Agreement, totaling up to a cumulative $1,015. In addition, the Consultant will receive an award of 4.99% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), subject to the Consultant’s continued compliance with the terms of the Consulting Agreement; provided, Consultant will be eligible to receive an additional equity award at the 12-month anniversary of the Effective Date to ensure that Consultant hold as total equity interest equal to 4.99% of the fully diluted outstanding shares of the Company. Consultant shall not sell, transfer, or otherwise dispose of more than 5% of the total trading volume of the Company Common Stock, as traded on the applicable stock exchange or market, during any calendar month, calculated based on the total trading volume during the previous calendar month. The Company may terminate the Consulting Agreement at any time with at least 30 days’ prior written notice. The Consultant will be an independent contractor of the Company, and as such, the Consultant is not entitled to participate in any Company employee benefit plans.

Preferred A Stock

Effective September 5, 2024, the Company amended its Articles of Incorporation (the “Articles”), to amend and restate Sections 1 and 2 of Article 4 of the Articles to increase the number of authorized shares of the Company’s common stock (“Common Stock”) from 2,000,000,000 to 19,000,000,000 and create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares, as set forth in Certificate of Amendment to the Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, Common Stock and Preferred Stock are identical in all respects, except that each share of Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 950,000,000 votes. The shares are not convertible to common stock

On the same date the Company entered into a stock agreement (the “Stock Agreement”) with, the Company’s CEO Ronald Levy pursuant to which the Company issued a total of ten (10) shares of the Company’s Series A preferred stock (“Preferred Stock”) Mr. Levy also serves Interim Chief Financial Officer, Chief Operating Officer, Chairman of the Board, Secretary, and a member of the Board of Directors of the Company.

Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company, so the company used the equity methos to value the shares. The 10 Series A Preferred shares convertible shares can be converted into 9,500,000,000 voting shares. as of December 31, 2024 the Company had 3,032,746,878 shares outstanding. The company estimated that the voting shares could not exceed the number of shares outstanding and used that level of shares to value the common stock which was trading at $0.001 resulted in stock based compensation of $3,032,710 which was also equivalent to the market capitalization on that date.

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

During the year ended December 31, 2020, the Company issued 500,000 stock options to members of its board of directors, 1,250,000 stock options to employees, and 170,000 stock options to non-employees. No stock options were issued in 2024.

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of March 31, 2025, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

Weighted
Average
		Weighted	Remaining
		Average	Contractual
	Number	Exercise	Term
	of Shares	Price	(years)

Options outstanding, at December 31, 2023	2,281,349	$2.26	2.25
Options granted
Options cancelled
Options exercised
Options outstanding, at December 31, 2024	2,281,349	$2.26	1.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at March 31, 2025	2,281,349	$2.26	1.00

The Company recognized $-0- and $-0- of compensation expense related to stock options for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 these options had no intrinsic value since they were all out of the money as of March 31, 2025.

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

As of March 31, 2025 the following warrants were outstanding:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
January 2022	Common Shares	January 12, 2025	$5.25	500,000
February 2022	Common Shares	February 24, 2025	$5.25	200,000
April 2022	Common Shares	April 7, 2025	$5.25	146,667
May 2022	Common Stock	May 3, 2025	$5.25	750,000
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000
April 2023	Common Stock	April 14. 2028	$0.00001	1,000,000
May 2023	Common Stock	May 12, 2028	$0.00001	30,000,000
June 2023	Common Stock	June 23, 2028	$0.00001	1,500,000
November 2023	Common Stock	November 13, 2028	$0.00001	10,000,000
April 2024	Common Stock	April 12, 2029	$0.00001	5,000,000
May 2024	Common Stock	May 31, 2029	$0.00001	5,000,000
February 2025	Common Stock	February 2030	$0.00001	15,000,000

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

NOTE 10 - SUBSEQUENT EVENTS

The Company and AJB Capital Investments LLC entered into a Fifth Amendment executed on May 13, 2025 (“Fifth Amendment”) to that certain Promissory Note dated as of August 28, 2024 (“Promissory Note”). The First Amendment to the Promissory Note dated as of October 1, 2024 (“First Amendment”), amends the Promissory Note, to increase the principal amount of the Promissory Note from $120,000 to $142,000. The Second Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $142,000 to $157,556. The Third Amendment to the Promissory Note amends the Promissory Note, as amended by the First and Second Amendments, to increase the principal amount of the Promissory Note from $157,556 to $222,890. The Fourth Amendment to the Promissory Note amends the Promissory Note, as amended by the First, Second, and Third Amendments, to increase the principal amount of the Promissory Note from $22,890 to $252,890. The Fifth Amendment to the Promissory Note amends the Promissory Note, as amended by the First, Second, Third, and Fourth Amendments, to increase the principal amount of the Promissory Note from $252,890 to $325,113, provided, however, that the $72,223 of additional principal carries an original issue discount of $7,223 withheld from the Company to cover monitoring costs associated with the Promissory Note and $4,000 withheld from the Company to cover due diligence and legal costs in connection with the Fifth Amendment. In exchange for the additional principal, the Company issued AJB Capital Investments LLC a pre-funded warrant to purchase up to 25,000,000 shares of Common Stock of the Company for a nominal exercise price of $0.00001 per warrant share (“Pre-Funded Warrant”). The Warrant includes various covenants of the Company for the benefit of the Warrant holder such as a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the Warrant.

The offer and sale of the Promissory Note and Pre-Funded Warrant was made in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

On May 23, 2025, the Company issued a total of 83,603,144 shares of common stock, in lieu of cash to seven different consultants proving services to the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical consolidated financial information, the following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC.

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

Recent Developments

Effective September 5, 2024, the Company amended its Articles of Incorporation (the “Articles”), to amend and restate Sections 1 and 2 of Article 4 of the Articles to increase the number of authorized shares of the Company’s common stock (“Common Stock”) from 2,000,000,000 to 19,000,000,000 and create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares, as set forth in Certificate of Amendment to the Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, Common Stock and Preferred Stock are identical in all respects, except that each share of Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 950,000,000 votes.

Effective September 5, 2024, the Company entered into a stock agreement (the “Stock Agreement”) with Ronald Levy (the “Recipient”), pursuant to which the Company issued a total of ten (10) shares of the Company’s Series A preferred stock (“Preferred Stock”) as a bonus to the Recipient. The shares of Preferred Stock were offered and sold in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

On August 28, 2024, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $120,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $108,000, each dated as of August 28, 2024. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company were $98,000, which will be used for working capital, to fund potential acquisitions or other forms of strategic relationships, and other general corporate purposes.

The maturity date of the AJB Note is February 28, 2025. The AJB Note bears interest at a rate of twelve percent (12%) per calendar year from the date of issuance. The interest shall accrue on a monthly basis and is payable on the maturity date or upon acceleration or by prepayment or otherwise. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

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

Comparison of the three months ended March 31, 2025 and March 31, 2024

Revenue

Revenues for the three months ended March 31, 2025 and March 31, 2024, were $2,856 and $14,281 respectively. The decrease in revenue was due to less demand for blockchain training services due to advent of free artificial intelligence programs. Revenue for the 2025 period consisted of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary.

General and Administrative Expenses

For the three months ended March 31, 2025, our general and administrative expenses were $319,943, a decrease of $122,887 compared to $442,380 for the period ended March 31, 2024. The decrease is primarily due to decreased activity at BTA. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Share-based compensation was $158,800 and $463,198 for the three months ended March 31, 2025 and March 31, 2024, respectively.

Other Income (Expense)

During the three months ended March 31, 2025 other expense was $135,695 compared to other expense of $200,157 for the three months ended March 31, 2024. The decrease is primarily attributable to a decrease in interest expense to $117,251 during the 2025 period compared to $200,157 in 2024.

Net Loss

As a result of the foregoing we recorded a loss of $611,582 or $(0.00) per share for the three months ended March 31, 2025 compared to a loss of $1,091,905, or $(0.00) per share for the three month ended March 31, 2024.

Liquidity

Operating Activities

Net cash used in operating activities was $152,825 for the three months ended March 31, 2025, compared to net cash used by operating activities of $344,505 for the three months ended March 31, 2024. The decrease in net cash used in operating activities during the 2025 period was primarily due to a reduction in net loss.

Investing Activities

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2025 and March 31, 2024.

Financing Activities

Net cash from financing activities for the three months ended March 31, 2025, was $157,995, compared to $293,423 for the three months ended March 31, 2024. The decrease in net cash from financing activities was mainly due to the resulting issuance of promissory notes during the three months ended March 31, 2025 to $158,113 compared to $293,600 in the March 31, 2024 period.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings.

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A. Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

On May 8, 2024, the Audit Committee engaged Bush & Associates CPA LLC to serve as the Company’s new independent registered public accounting firm.

ITEM 6. Exhibits.

Exhibit Number	Document

3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2024).

10.1	First Amendment to Promissory Note, dated November 18, 2024, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on November 22, 2024).

10.2*	Securities Purchase Agreement dated December 4, 2024 by and between AJB Capital Investments, LLC and The Crypto Company.

10.3*	Promissory Note dated December 4, 2024 by and between AJB Capital Investments, LLC and The Crypto Company.

10.4*	Security Agreement dated December 4, 2024 by and between AJB Capital Investments, LLC and The Crypto Company.

10.5	Second Amendment to Promissory Note, dated January 8, 2025, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on January 13, 2025).

10.6	Consulting Agreement dated as of January 23, 2025 with YWRC Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on January 29, 2025).

10.7	Second Amendment to Promissory Note, dated October 10, 2024, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on January 29, 2025).

10.8	Third Amendment to Promissory Note, dated February 11, 2025, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on February 13, 2025).

10.9	Fourth Amendment to Promissory Note, dated March 10, 2025, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on March 13, 2025).

10.10	Consulting Agreement between the Company and David Natan, effective as of March 12, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on March 13, 2025).

10.11	Fifth Amendment to Promissory Note, executed on May 13, 2025, by and between the Crypto Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on May 19, 2025).

10.12	Pre-Funded Warrant issued AJB Capital Investments LLC, executed on May 13, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on May 19, 2025).

31.1*	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 20, 2025	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

