Form 10-K/A
period 2023-12-31
Crypto Co
filed 2025-07-30
CIK 1688126

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K of The Crypto Company (the “Company”) for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024 (the “Original Filing”), and supplements the Form 10-K/A filed with the SEC on June 2, 2025 (“Amendment No. 1”). This Amendment No. 2 is being filed solely to revise the Notes to Consolidated Financial Statements of the Original Filing, as amended by Amendment No. 1, by amending and restating Note 3 to the Consolidated Financial Statements, to include the quarterly impact of each adjustment made to the December 31, 2023 financial statements.

The Company’s Principal Executive Officer and Principal Financial Officer have also provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

References throughout this Amendment No. 2 to “we,” “us,” the “Company” or “our company” are to The Crypto Company, Inc. unless otherwise indicated.

Capitalized terms not defined in this Amendment No. 2 have the meaning given to them in the Original Filing, as amended by Amendment No. 1.

Except as described above, no other information included in the Original Filing, as amended by Amendment No. 1 is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing, as amended by Amendment No. 1. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and with our filings with the SEC subsequent to the Original Filing.

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

* Filed herewith

** Furnished, not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on July 30, 2025.

THE CRYPTO COMPANY
(Registrant)

By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on July 30, 2025.

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

ANNUAL IMPACT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts:

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2023
	As Reported	Restatement Adjustments	As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,970	$-	$72,970
Prepaid expenses (b)	30,317	(30,317)	-
Total current assets	103,287	(30,317)	72,970
Fixed assets:			-
Goodwill (a)	740,469	(740,469)	-
Intangible assets (a)	530,837	(530,837)	-
TOTAL ASSETS	$1,374,593	$(1,301,623)	$72,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses (b)	$2,678,883	$343,982	$3,022,865
Other liabilities (c)	-	207,938	207,938
Notes payable, net (b)	2,506,443	491,828	2,968,271
Total current liabilities	5,185,326	1,013,748	6,199,074
Convertible debt	125,000	-	125,000
Notes payable - other	13,333	-	13,333
TOTAL LIABILITIES	5,323,659	1,013,748	6,337,407

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 565,709,873 and 23,950,380 shares issued and outstanding, respectively	565,320	390	565,710
Additional paid-in-capital	39,932,216	389	39,932,605
Accumulated deficit	(44,446,602)	(2,316,150)	(46,762,752)
TOTAL STOCKHOLDERS’ DEFICIT	(3,949,066)	(2,315,371)	(6,264,437)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,374,593	$(1,301,623)	$72,970

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,2023
	As Reported	Restatement Adjustments	As Restated

Revenue:
Services (c)	$405,397	$(207,938)	$197,459
Cost of services	313,756	-	313,756
Gross margin	91,641	(207,938)	(116,297)

Operating expenses:
General and administrative expenses (b)	1,238,275	310,002	1,548,277
Amortization	43,332	-	43,332
Impairment of goodwill and intangible assets (a)	-	1,271,306	1,271,306
Share-based compensation - employee	6,761	-	6,761
Share-based compensation - non-employee	1,148,719	-	1,148,719
Total Operating Expenses	2,437,087	1,581,308	4,018,395
Operating loss	(2,345,446)	(1,789,246)	(4,134,692)

Other income	28,375	-	28,375
Loss on sale of equipment	(31,000)	-	(31,000)
Interest expense (b)	(2,567,096)	(526,903)	(3,093,999)
Loss before provision for income taxes	(4,915,167)	(2,316,150)	(7,231,317)
Provision for income taxes	-		-
Net (loss)	(4,915,167)	(2,316,150)	(7,231,317)

Net (loss) per share	$(0.04)	$(0.02)	$(0.05)
Weighted average common shares outstanding – basic and diluted	134,932,832	134,932,832	134,932,832

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2023		December 31, 2023
	As Reported	Restatement Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$(4,915,167)	$(2,316,150)	$(7,231,317)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	43,332	-	43,332
Share-based compensation	1,155,480	-	1,155,480
Debt discount for warrants	2,041,490	-	2,041,490
Impairment of goodwill	-	1,271,306	1,271,306
Loss on disposal of equipment	31,000	-	31,000
Prepaid expenses	51,000	30,317	81,317
Other liabilities	-	207,938	207,938
Accounts payable and accrued expenses	413,335	343,982	757,317
Net cash provided by/used in operating activities	(1,179,530)	(462,606)	(1,642,136)

Cash flows from financing activities:
Payment of notes payable	(227,251)	-	(227,251)
Proceeds from issuance of notes payable	1,344,145	462,606	1,806,751
Proceeds from common stock issuance	25,000	-	25,000
Net cash provided by financing activities	1,141,894	462,606	1,604,500

Net (decrease) increase in cash and cash equivalents	(37,636)	-	(37,636)
Cash and cash equivalents at the beginning of the period	110,606	-	110,606
Cash and cash equivalents at the end of the period	$72,970	-	$72,970

Notes:

With the exception of item (c) described below all of the line items in the annual restatement above, were determined to only impact the Company’s fourth quarter ended December 31, 2023 and had no impact on the financial statements for Company’s first three quarters.

(a)	Based on an annual review performed on December 31, 2023, the Company determined that its goodwill and intangible assets had been fully impaired and recorded an impairment charge amounting to $1,271,306.
(b)

At year end December 31, 2023, the Company recorded the following charges and adjustments to the financial statement above. These entries only impacted the Company’s fourth quarter and had no impact on prior quarters:

-$526,903 was recorded as default interest due to a notification by lender to the Company in Q4 of 2023

-$310,000 in accrued salary, board fees and accrued expenses which should have been recorded relating the Company’s Q4 activity, was not recorded

-$30,317 in prepaid expenses was reclassified against accrued expenses in Q4

(c)	Represents quarterly reduction of revenue which has been reclassified as an accrued liability due to the lack of documentation to support revenue recognition under the guidelines of ASC 606. The reduction in quarterly revenue amounted to $127,784 for the period ended March 31, 2023, $77,965 for the quarter ended June 30, 2023, and $2,189 for the quarter ended September 30, 2023. These adjustments amounted to $207,938. The quarterly restatement on the Company’s balance sheet and statements of operations of these revenue adjustments, which had no impact on cash flows, are reflected below.

QUARTERLY RESTATEMENT IMPACT

BALANCE SHEETS

	March 31,		March 31,	June 30,		June 30,	September		September
	2023		2023	2023		2023	2023		2023
	As Filed	Adjustments	Restated	As Filed	Adjustments	Restated	As Filed	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$16,677		$16,677	$17,682		$17,682	$20,435		$20,435
Prepaid expenses	57,717		57,717	19,117		19,117	3,750		3,750
Total current assets	74,394		74,394	36,799		36,799	24,185		24,185
Goodwill	740,469		740,469	740,469		740,469	740,469		740,469
Intangible assets	563,336		563,336	552,503		552,503	541,670		541,670
Total assets	$1,378,199	-	$1,378,199	$1,329,771	-	$1,329,771	$1,306,324	-	$1,306,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,457,771		$2,457,771	$2,589,752		$2,589,752	$2,632,066		$2,632,066
Other liabilities		127,784	127,784		205,749	205,749		207,938	207,938
Deferred revenue	60,000		60,000	-			-		-
Notes, payable, net	2,361,218		2,361,218	2,408,045		2,408,045	2,440,845		2,440,845
Total current liabilities	4,878,989	127,784	5,006,773	4,997,797	205,749	5,203,546	5,072,911	207,938	5,280,849
Convertible debt	125,000		125,000	125,000			125,000		125,000
Notes payable other	13,864		13,864	13,687		13,687	13,510		13,510
Total liabilities	5,017,853	127,784	5,145,637	5,136,484	205,749	5,342,233	5,211,421	207,938	5,419,359
						-			-
Stockholders’ Deficit:
Common stock	25,741		25,741	53,821		53,821	208,688		208,688
Additional paid in capital	38,637,372		38,637,372	39,238,579		39,238,579	39,340,646		39,340,646
Accumulated deficit	(42,302,767)	(127,784)	(42,430,551)	(43,099,113)	(205,749)	(43,304,862)	(43,454,431)	(207,938)	(43,662,369)
Total stockholders’ deficit	(3,639,654)	(127,784)	(3,767,438)	(3,806,713)	(205,749)	(4,012,462)	(3,905,097)	(207,938)	(4,113,035)
Total liabilities and deficit	$1,378,199	-	$1,378,199	$1,329,771	-	$1,329,771	$1,306,324	-	$1,306,324

STATEMENTS OF OPERATIONS

	Three months		Three months	Three months		Three months	Three months		Three months
	ended		ended	ended		ended	ended		ended
	March 31,		March 31,	June 30,		June 30,	September 30,		September 30,
	2023		2023	2023		2023	2023		2023
	As filed	Adjustments	As restated	As filed	Adjustments	As restated	As filed	Adjustments	As restated

Services	$156,893	(127,784)	$29,109	$106,610	(77,965)	$28,645	$124,195	(2,189)	$122,006
Cost of services	97,868		97,868	117,314		117,314	14,900		14,900
Gross profit	59,025	(127,784)	(68,759)	(10,705)	(77,965)	(88,670)	109,295	(2,189)	107,106
Operating expenses:
General and administrative expenses	431,049		431,049	320,500		320,500	244,183		244,183
Amortization	10,833		10,833	10,833	-	10,833	10,833		10,833
Stock based compensation	386,560	-	386,560	119,919	-	119,919	113,818		113,818
Total operating expenses	828,442	-	828,442	451,252	-	451,252	368,834	-	368,834
Loss from operations	(769,417)	(127,784)	(897,201)	(461,957)	(77,965)	(539,922)	(259,539)	(2,189)	(261,728)
Other income (expense)			-			-			-
Other income				25,775		25,775
Loss on the sale of equipment	(31,000)		(31,000)
Interest (expense)	(1,970,913)		(1,970,913)	(346,402)		(346,402)	(99,306)		(99,306)
Loss before provision of income taxes	(2,771,331)	(127,784)	(2,899,115)	(782,584)	(77,965)	(860,549)	(358,845)	(2,189)	(361,034)
Provision for income taxes (benefit)	-			-			-
Net loss	$(2,771,331)	(127,784)	$(2,899,115)	$(782,584)	(77,965)	$(860,549)	$(358,845)	(2,189)	$(361,034)

Net loss per share	$(0.11)		$(0.12)	$(0.02)		$(0.02)	$(0.00)		$(0.00)
Weighted average shares basic and diluted	25,097,908		25,097,908	35,731,866		35,731,866	110,774,232		110,774,232

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

