Form 10-Q
period 2025-06-30
Crypto Co
filed 2025-08-15
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025 the issuer had 3,900,220,360 shares of common stock, par value $0.001 per share, outstanding.

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

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,278	$1,763
Total current assets	4,278	1,763
TOTAL ASSETS	$4,278	$1,763

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,997,563	$3,549,339
Other liabilities	207,938	207,938
Notes payable	3,022,074	2,805,253
Convertible debt	125,000	125,000
Total current liabilities	7,352,574	6,687,530
Notes payable - other	12,330	12,625
TOTAL LIABILITIES	7,364,904	6,700,155

STOCKHOLDERS’ DEFICIT
Preferred A voting stock, $0.001 par value; 10 shares authorized 10 and -0- shares issued and outstanding, respectively, as of June 30, 2025 and December 31, 2024	-	-

Common stock, $0.001 par value; 19,000,000,000 shares authorized 3,900,220,360 and 3,032,746,878 shares issued and outstanding, respectively, as of June 30, 2025 and December 31, 2024, respectively.	3,900,219	3,032,746
Additional paid-in-capital	43,765,323	43,675,323
Accumulated deficit	(55,026,169)	(53,406,461)
TOTAL STOCKHOLDERS’ DEFICIT	(7,360,627)	(6,698,392)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,278	$1,763

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
		(Restated)		(Restated)
Revenue:
Services	$4,230	$9,841	$7,086	$25,647
Cost of services	-	7,733	-	9,258
Gross margin	4,230	2,107	7,086	16,388

Operating expenses:
General and administrative expenses	305,454	243,823	625,397	686,653
Share-based compensation	469,674	439,487	628,473	1,706,700
Total operating expenses	775,128	683,310	1,253,871	2,393,353
Operating loss	(770,898)	(681,203)	(1,246,785)	(2,376,965)
Other income and (expense)
Gain on the forgiveness of debt	-	-	129,130	-
Loss on the extinguishment of debt	-	-	(157,575)	-
Gain on the sale of property	-	-	10,000	-
Interest expense	(237,227)	(193,192)	(354,478)	(393,349)
Total other (expense)	(237,227)	(193,192)	(372,923)	(393,349)
Loss before provision for income taxes	(1,008,125)	(874,395)	(1,619,708)	(2,770,314)
Provision for income taxes	-	-	-	-
Net (loss)	$(1,008,125)	$(874,395)	$(1,619,708)	$(2,770,314)

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	3,485,390,921	1,981,881,172	3,383,682,064	1,442,211,647

The accompanying notes are an integral part of the (unaudited) consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Total
	Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2023 -Restated	565,709,873	$565,321	$39,932,216	$(45,925,846)	$(5,428,309)

Additional paid in capital			3,000		3,000

Common stock issued for note conversion	505,789,961	505,790	323,919		829,709

Net loss				(1,091,905)

Balance, March 31, 2024 -Restated	1,071,499,834	$1,071,111	$40,259,135	$(47,017,751)	$(5,687,505)

Common stock issued for debt conversion	910,431,788	910,432			910,432

Stock compensation expense			332,732		332,732

Debt discount for warrants			17,998		17,998

Net loss				(874,395)	(874,395)

Balance, June 30, 2024 -Restated	1,981,931,622	$1,981,882	$40,609,865	$(47,892,146)	$(5,300,738)

	Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2024	3,032,746,878	$3,032,746	$43,675,323	$(53,406,461)	$(6,698,392)
	3,008,796,498	(867,473.25)	(90,000.00)	1,619,707.43
Issuance of common stock for services	158,799,643	158,800			158,800

Issuance of warrants for financing fee			15,000		15,000

Common stock issued for note conversion	239,000,000	239,000			239,000

Net loss				(611,582)	(611,582)
Balance, March 31, 2025	3,430,546,521	$3,430,545	$43,690,323	$(54,018,042)	$(6,897,175)

Issuance of warrants for financing fee			75,000		75,000

Issuance of common stock for services	469,673,839	469,674			469,674

Net loss				(1,008,125)	(1,008,125)

Balance, June 30, 2025	3,900,220,360	$3,900,218	$43,765,323	$(55,026,167)	$(7,360,627)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net (loss)	$(1,619,708)	$(2,770,314)
Adjustments to reconcile net loss to net cash used in operations:
Loss on the extinguishment of debt	157,575	-
Share-based compensation	628,473	1,706,700
Warrants issued for financing fee	90,000	17,998
Prepaid expenses	-	17,834
Accounts payable and accrued expenses	448,223	426,043
Net cash (used in) operating activities	(295,436)	(601,739)

Cash flows from financing activities:
Payment of notes payable	(385)	-
Proceeds from issuance of notes payable	298,336	560,155
Net cash provided by financing activities	297,951	560,155

Net increase (decrease) in cash and cash equivalents	2,515	(41,584)
Cash and cash equivalents at the beginning of the period	1,763	72,970
Cash and cash equivalents at the end of the period	$4,278	$31,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued for convertible debt	$239,000	$366,511

The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

During the six months ended June 30, 2025, and years ended December 31, 2024 and 2023, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies, for the building of technological infrastructure and enterprise blockchain technology solutions, both of which have ceased operations as of the date of this Annual Report.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2025, the Company had cash of $4,278. In addition, the Company’s net loss was $1,619,708 for the six months ended June 30, 2025 and the Company’s had a working capital deficit of $7,348,296. As of June 30, 2025 the accumulated deficit amounted to $55,026,169. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As of June 30, 2025 and 2024 there were $-0- in investments in cryptocurrency on the Company’s Balance Sheet.

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

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of December 31, 2023 the Company determined that its investment in BTA was fully impaired and recorded a loss of $1,271,306 in its Statement of Operations. As of June 30, 2025 and December 31, 2024 the Company had no goodwill or intangible assets.

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

As of June 30, 2025, we had a net operating loss carryforward for federal income tax purposes of approximately $55,000,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company had no potentially dilutive common stock equivalents since the Company was in a loss position and inclusion of any equivalents would be anti-dilutive. Therefore, the basic EPS and the diluted EPS are the same.

Reclassifications – Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

During the year ended December 31, 2023, the Company wrote off all of the goodwill and intangible assets of BTA amounting $1,271,306.

As a result of the operating results for BTA, the Company determined that its goodwill and intangible assets were fully impaired as of December 31, 2023, and recorded an impairment charge of $1,271,306 on it Statement of Operations.

As of June 30, 2025 we had no goodwill or intangible assets on our balance sheet.

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

NOTE 6 – NOTE PAYABLE

As of June 30, 2025, Notes Payable amounted to $3,022,074. This balance is comprised of 17 individual notes due to AJB amounting to $3,013,290 (the “AJB Notes”) and one note due to Fast Capital amounting to $8,784 (the “Fast Capital Note”). The accrued interest on the AJB Notes and Fast Capital Note amounted to $863,882 and $30,000, respectively. The summary of each Note outstanding is described as follows:

AJB NOTES

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

As June 30, 2025 the principal balance on this AJB Note is $1,180,000.

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

As of June 30, 2025, the balancing remaining under this AJB Note is $550,000.

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

As of June 30, 2025, the balancing remaining under this AJB Note is $95,243.

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

The maturity date of the January 30, 2024 Note is July 30, 2024. The January 30, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the January 30, 2024 Note at any time without penalty. The Company’s failure to make required payments under the January 30, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the January 30, 2024 SPA or the January 30, 2024 Note will bear interest at 18%, AJB may immediately accelerate the January 30, 2024 Note due date, AJB may convert the amount outstanding under the January 30, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $50,000.

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

The maturity date of the February 20, 2024 Note is August 20, 2024. The February 20, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the February 20, 2024 Note at any time without penalty. The Company’s failure to make required payments under the February 20, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the February 20, 2024 SPA or the February 20, 2024 Note, the February 20, 2024 Note will bear interest at 18%, AJB may immediately accelerate the February 20, 2024 Note due date, AJB may convert the amount outstanding under the February 20, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $53,000.

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

The maturity date of the February 29, 2024 Note is August 29, 2024. The February 29, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the February 29, 2024 Note at any time without penalty. The Company’s failure to make required payments under the February 29, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the February 29, 2024 Note, the February 29, 2024 Note will bear interest at 18%, AJB may immediately accelerate the February 29, 2024 Note due date, AJB may convert the amount outstanding under the February 29, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $159,000.

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

The maturity date of the April 12, 2024 Note is October 12, 2024. The April 12, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the April 12, 2024 Note at any time without penalty. The Company’s failure to make required payments under the April 12, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the April 12, 2024 SPA or the April 12, 2024 Note, the February 12, 2024 Note will bear interest at 18%, AJB may immediately accelerate the February 12, 2024 Note due date, AJB may convert the amount outstanding under the April 12, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $185,555.

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

The maturity date of the May 31, 2024 Note is December 1, 2024. The May 31, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the May 31, 2024 Note at any time without penalty. The Company’s failure to make required payments under the May 31, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the May 31, 2024 SPA or the May 31, 2024 Note, the May 31, 2024 Note will bear interest at 18%, AJB may immediately accelerate the May 31, 2024 Note due date, AJB may convert the amount outstanding under the May 31, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $68,000.

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

The maturity date of the June 18, 2024 Note is December 18, 2024. The June 18, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the June 18, 2024 Note at any time without penalty. The Company’s failure to make required payments under the June 18, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the June 18, 2024 SPA or the June 18, 2024 Note, the June 18, 2024 Note will bear interest at 18%, AJB may immediately accelerate the June 18, 2024 Note due date, AJB may convert the amount outstanding under the June 18, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under the AJB June Note is $72,500.

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

The maturity date of the July 15, 2024 Note is January 15, 2025. The July 15, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the July 15, 2024 Note at any time without penalty. The Company’s failure to make required payments under the July 15, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the July 15, 2024 SPA or the July 15, 2024 Note, the July 15, 2024 Note will bear interest at 18%, AJB may immediately accelerate the July 15, 2024 Note due date, AJB may convert the amount outstanding under the July 15, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $59,000.

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

The Fifth Amendment to the Promissory Note entered into on May 13, 2025, amends the Promissory Note, as amended by the First, Second, Third, and Fourth Amendments, to increase the principal amount of the Promissory Note from $252,890 to $325,113, provided, however, that the $72,223 of additional principal carries an original issue discount of $7,223 withheld from the Company to cover monitoring costs associated with the Promissory Note and $4,000 withheld from the Company to cover due diligence and legal costs in connection with the Fifth Amendment. In exchange for the additional principal, the Company issued AJB Capital Investments LLC a pre-funded warrant to purchase up to 25,000,000 shares of Common Stock of the Company for a nominal exercise price of $0.00001 per warrant share (“Pre-Funded Warrant”). The Warrant includes various covenants of the Company for the benefit of the Warrant holder such as a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the Warrant.

The maturity date of the August 28, 2024 Note was February 28, 2025. The August 28, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the August 28, 2024 Note at any time without penalty. The Company’s failure to make required payments under the August 28, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the August 28, 2024 SPA or the August 28, 2024 Note, the August 28, 2024 Note will bear interest at 18%, AJB may immediately accelerate the August 28, 2024 Note due date, AJB may convert the amount outstanding under the August 28, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $325,113.

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

The maturity date of the November 1, 2024 Note is May 1, 2025. The November 1, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the November 1, 2024. Note at any time without penalty. The Company’s failure to make required payments under the November 1, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the November 1, 2024 SPA or the November 1, 2024 Note, the November 1, 2024 Note will bear interest at 18%, AJB may immediately accelerate the November 1, 2024 Note due date, AJB may convert the amount outstanding under the November 1, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $81,934.

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

The December 4, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the December 4, 2024 Note at any time without penalty. The Company’s failure to make required payments under the December 4, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the December 4, 2024 SPA or the December 4, 2024 Note, the December 4, 2024 Note will bear interest at 18%, AJB may immediately accelerate the December 4, 2024 Note due date, AJB may convert the amount outstanding under the December 4, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $36,500.

● On February 20, 2025, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “February 20, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $29,445 to AJB (the “February 20, 2025 Note”) in a private transaction for a purchase price of $26,500 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $20,000, which will be used for working capital and other general corporate purposes. The maturity date of the February, 2025 Note is August 20, 2025.

The February 20, 2025 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the February 20, 2025 Note at any time without penalty. The Company’s failure to make required payments under the February 20, 2025 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the February 20, 2025 SPA or the February 20, 2025 Note, the February 20, 2025 Note will bear interest at 18%, AJB may immediately accelerate the February 20, 2025 Note due date, AJB may convert the amount outstanding under the February 20, 2025 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of June 30, 2025, the balancing remaining under this AJB Note is $29,445.

● The Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued both a Promissory Note in the principal amount of $68,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $61,200 and a Pre-Funded Common Stock Purchase Warrant (the “AJB Warrant”), which entitles AJB to subscribe for and purchase from the Company up to 50,000,000 shares of the Company’s common stock, each executed on June 30, 2025. In connection with the sale of the AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company is $51,381.35, which will be available at such times as an advance is requested by the Company pursuant to a Borrowing Notice (as defined in the Note).

The maturity date of the AJB Note is December 11, 2025. The AJB Note bears interest at a rate of twelve percent (12%) per calendar year from the date of issuance. The interest shall accrue on a monthly basis and is payable on the maturity date or upon acceleration or by prepayment or otherwise. The Company may prepay the AJB Note at any time without penalty. Under the terms of the AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or AJB Note, the AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the AJB Note due date, AJB may convert the amount outstanding under the AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The AJB Warrant entitles AJB to subscribe for and purchase from the Company up to 50,000,000 shares of the Company’s common stock. The aggregate exercise price of the AJB Warrant was pre-funded to the Company. Consequently, AJB need not pay any additional consideration to exercise the AJB Warrant, other than a nominal exercise price of $.00001 per share. If the Company, while the AJB Warrant is outstanding, engages in a fundamental transaction, including, but not limited to, a merger, a disposition of all or substantially all of its assets, or a consummation of a stock purchase agreement that results in a change of control, then AJB shall have the right to receive, for each share of common stock that would have been issuable prior to the occurrence of such a fundamental transaction, the number of shares of capital stock of the successor, of the acquiring corporation, or of the Company if it is the surviving corporation, and any additional consideration receivable as a result of such a fundamental transaction by a holder of the number of shares of common stock for which the AJB Warrant is immediately exercisable prior to such a fundamental transaction.

The Company provided various representations, warranties, and covenants to AJB in the AJB SPA. The Company’s breach of any representation or warranty, or failure to comply with the covenants would constitute an event of default.

The Company also entered into a Security Agreement with AJB pursuant to which the Company granted to AJB a security interest in all of the Company’s assets to secure the Company’s obligations under the AJB SPA and AJB Note.

The foregoing descriptions of the AJB SPA, AJB Note, AJB Warrant, and Security Agreement do not purport to be complete and are qualified in their entirety by the full text of the forms of the AJB SPA, AJB Note, AJB Warrant, and Security Agreement which will be filed as exhibits to a subsequent quarterly report to be filed by the Company.

As of June 30, 2025, the balancing remaining under this AJB Note is $68,000.

FAST CAPITAL

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

As of June 30, 2025, the balancing remaining under the Fast Capital Note is $8,784, with accrued interest of $30,000.

Notes Payable -Other

SBA Loans

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

As of June 30, 2025 the total due on the SBA loans amounted to $12,330.

NOTE 7 – OTHER LIABILITIES

During the year ended December 31, 2023 the Company initially recorded $207,938 in revenue that it could not document as revenue under the guidelines of ASC 606. As a result the Company reclassified this amount of cash received as “Other Liabilities”.

NOTE 8 – EQUITY

Common stock

As of June 30, 2025, the Company had 19,000,000,000 shares of $0.001 common stock authorized. As of June 30, 2025 there were 3,900,220,360 and 3,032,746,878 and shares of common stock outstanding, respectively.

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

On June 24, 2025 and June 25, 2025, the Company entered into stock agreement with five recipients to issue a total of 386,459,998 shares as a bonus to employees and contractors for services. Ronald Levy the Company’s CEO received 197,605,773 of those Common Shares and Holly Ruxin, a director, received 67,106,721 of those Common Shares. The Common Shares received by Mr. Levy and Ms. Ruxin were on the same terms and conditions as the other Recipients.

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

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of June 30, 2025, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding, at December 31, 2023	2,281,349	$2.26	2.25
Options granted	-
Options cancelled	-
Options exercised	-
Options outstanding, at December 31, 2024	2,281,349	$2.26	1.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at June 30, 2025	2,281,349	$2.26	1.00

The Company recognized $-0- and $-0- of compensation expense related to stock options for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 these options had no intrinsic value since they were all out of the money as of June 30, 2025.

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

As of June 30, 2025 the following warrants were outstanding:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
January 2022	Common Shares	January 12, 2025	$5.25	500,000
February 2022	Common Shares	February 24, 2025	$5.25	200,000
April 2022	Common Shares	April 7, 2025	$5.25	146,667
May 2022	Common Stock	May 3, 2025	$5.25	750,000
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000
April 2023	Common Stock	April 14. 2028	$0.00001	1,000,000
May 2023	Common Stock	May 12, 2028	$0.00001	30,000,000
June 2023	Common Stock	June 23, 2028	$0.00001	1,500,000
November 2023	Common Stock	November 13, 2028	$0.00001	10,000,000
April 2024	Common Stock	April 12, 2029	$0.00001	5,000,000
May 2024	Common Stock	May 31, 2029	$0.00001	5,000,000
February 2025	Common Stock	February 2030	$0.00001	15,000,000
May 2025	Common Stock	May 6, 2030	$0.00001	25,000,000
February 2025	Common Stock	June 30, 2030	$0.00001	50,000,000

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

NOTE 10 - SUBSEQUENT EVENTS

The Company borrowed funds from Three Mile Creek Future LLC (“TMCF”) and issued a Promissory Note (the “Note”) in the principal amount of 1.7 Bitcoin and a Pre-Funded Common Stock Purchase Warrant (the “Warrant”), which entitles TMCF to subscribe for and purchase from the Company up to 77,704,407 shares of the Company’s common stock, each executed on July 16, 2025.

The principal balance of the Note will be payable on January 10, 2026. The Note bears no interest and can be pre-paid by the Company any time without penalty. To secure the payment and performance of all obligations under the Note, the Company granted to TMCF a continuing security interest in all assets of the Company (the “Collateral”). Upon event of default, the unpaid principal balance of the Note will immediately become due and payable, and TMCF will have all rights and remedies available to it under the Nevada Uniform Commercial Code, including the right to take possession of the Collateral and to sell or otherwise dispose of it. AJB Capital Investments LLC, which holds a first priority security interest in the Collateral, has consented to the creation of the TMCF security interest in the Collateral and agreed to subordinate its lien to TMCF’s security interest.

The Warrant entitles TMCF to subscribe for and purchase from the Company up to 77,704,407 shares of the Company’s common stock any time prior to July 10, 2030. The aggregate exercise price of the TMCF Warrant was pre-funded to the Company. Consequently, TMCF need not pay any additional consideration to exercise the Warrant, other than a nominal exercise price of $0.03 per share.

The Warrant is exercisable at any time on or after the date of issuance and expires five years after the date of issuance.

Consulting Agreement

On July 22, 2025, the Company entered into a Consulting Agreement effective as of July 1, 2025, with Rafael Furst (the “Consultant”) in connection with Consultant’s appointment as the Company’s Chief Strategy Officer (the “Consulting Agreement”).

Under the terms of the Consulting Agreement, the Consultant will serve as an independent contractor and provide strategic advisory services to the Company, including advising on the implementation of the Company’s crypto treasury strategy, blockchain education platform, M&A initiatives, and cross-platform product development over a three-month term, unless earlier terminated or extended by mutual written agreement of the parties. In consideration for the services, the Consultant will receive a total of $75,000 for the three-month term, payable on October 1, 2025, in cash or, at the Company’s sole discretion, in fully vested shares of the Company’s common stock at a 25% discount to the volume-weighted average price over the 10 trading days immediately preceding the payment date. The shares issued will be subject to restrictions under the Securities Act of 1933, as amended.

Either party may terminate the Consulting Agreement at any time prior to the expiration of the term by mutual written agreement. The Consulting Agreement will automatically terminate upon the execution of a definitive employment agreement between the Company and the Consultant.

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

Effective June 28, 2024, the Company entered into stock agreements (each, a “Stock Agreement”) with five separate recipients (each, a “Recipient”). Pursuant to the terms of the Stock Agreements, the Company issued a total of 910,770,639 shares of Company common stock as a bonus granted to certain Recipients who are employees and as a consideration for certain contractors’ services for the Recipients who are contractors. Ronald Levy, Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer, Chairman of the Board and Secretary of the Company, was one the Recipients. The shares of Company common stock were issued in a private transaction. The shares of Company common stock were offered and sold in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Each of the Recipients had access to information about the Company or is a person to whom the Company believes the offer was exempt from registration.

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

In July 2025 the Company initiated a number of steps to implement a new cryptocurrency business strategy. In this regard, the Company borrowed funds from Three Mile Creek Future LLC (“TMCF”) and issued a Promissory Note (the “Note”) in the principal amount of 1.7 Bitcoin and a Pre-Funded Common Stock Purchase Warrant (the “Warrant”), which entitles TMCF to subscribe for and purchase from the Company up to 77,704,407 shares of the Company’s common stock, each executed on July 16, 2025.

On July 22, 2025, the Company entered into a Consulting Agreement effective as of July 1, 2025, with Rafael Furst (the “Consultant”) in connection with Consultant’s appointment as the Company’s Chief Strategy Officer (the “Consulting Agreement”).

Under the terms of the Consulting Agreement, the Consultant will serve as an independent contractor and provide strategic advisory services to the Company, including advising on the implementation of the Company’s crypto treasury strategy, blockchain education platform, M&A initiatives, and cross-platform product development over a three-month term, unless earlier terminated or extended by mutual written agreement of the parties. In consideration for the services, the Consultant will receive a total of $75,000 for the three-month term, payable on October 1, 2025, in cash or, at the Company’s sole discretion, in fully vested shares of the Company’s common stock at a 25% discount to the volume-weighted average price over the 10 trading days immediately preceding the payment date. The shares issued will be subject to restrictions under the Securities Act of 1933, as amended.

Either party may terminate the Consulting Agreement at any time prior to the expiration of the term by mutual written agreement. The Consulting Agreement will automatically terminate upon the execution of a definitive employment agreement between the Company and the Consultant.

Comparison of the three months ended June 30, 2025 and June 30, 2024

Revenue

Revenues for the three months ended June 30, 2025 and June 30, 2024, were $4,230 and $9,841, respectively. The decrease in revenue was due to less demand for blockchain training services due to advent of free artificial intelligence programs. Revenue for the 2025 period consisted of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary.

General and Administrative Expenses

For the three months ended June 30, 2025, our general and administrative expenses were $305,454 compared to $243,823 for the period ended June 30, 2024. The increase is primarily due to increased professional fees related to our new initiatives intended to increase revenue. There can be no assurance that these initiatives will be successful. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Share-based compensation was $469,764 and $439,487 for the three months ended June 30, 2025 and June 30, 2024, respectively.

Other Income (Expense)

During the three months ended June 30, 2025 other interest expense was $237,227 compared to other expense of $193,192 for the three months ended June 30, 2024. The increase is solely attributable to an increase in interest expense during the 2025 period related to higher levels of borrowing.

Net Loss

As a result of the foregoing we recorded a loss of $1,008,125 or $(0.00) per share for the three months ended June 30, 2025 compared to a loss of $874,395, or $(0.02) per share for the three month ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and June 30, 2024

Revenue

Revenues for the six months ended June 30, 2025 and June 30, 2024, were $7,086 and $25,647 respectively. The decrease in revenue was due to less demand for blockchain training services due to advent of free artificial intelligence programs. Revenue for the 2025 period consisted of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary.

General and Administrative Expenses

For the six months ended June 30, 2025, our general and administrative expenses were $625,397 compared to $686,653 for the period ended June 30, 2024. The decrease is attributable to a reduction in activity at BTA offset by increased professional expenses during the six months ended June 30, 2025. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Share-based compensation was $628,473 and $1,706,700 for the six months ended June 30, 2025 and June 30, 2024, respectively.

Other Income (Expense)

During the six months ended June 30, 2025 other expense was $372,923 compared to other expense of $393,349 for the six months ended June 30, 2024. The slight decrease in the 2025 period is primarily attributable to a decrease in interest expense during the 2025 period.

Net Loss

As a result of the foregoing we recorded a loss of $1,619,708 or $(0.00) per share for the six months ended June 30, 2025 compared to a loss of $2,770,314, or $(0.09) per share for the six month ended June 30, 2024.

Liquidity

Operating Activities

Net cash used in operating activities was $295,436 for the six months ended June 30, 2025, compared to net cash used by operating activities of $601,739 for the six months ended June 30, 2024. The decrease in net cash used in operating activities during the 2025 period was primarily due to a reduction in net loss.

Investing Activities

Net cash used in investing activities was $0 and $0 for the six months ended June 30, 2025 and June 30, 2024.

Financing Activities

Net cash from financing activities for the six months ended June 30, 2025, was $297,951 compared to $560,155 for the six months ended June 30, 2024. The decrease in net cash from financing activities was primarily due to a reduction of promissory notes issued during the six months ended June 30, 2025 compared to the 2024 period.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On May 23, 2025, the Company issued a total of 83,603,144 shares of common stock, in lieu of cash to seven different consultants proving services to the Company.

On June 24, 2025 and June 25, 2025, the Company entered into stock agreement with five recipients to issue a total of 386,459,998 shares as a bonus to employees and contractors for services. Ronald Levy the Company’s CEO received 197,605,773 of those Common Shares and Holly Ruxin, a director, received 67,106,721 of those Common Shares. The Common Shares received by Mr. Levy and Ms. Ruxin were on the same terms and conditions as the other Recipients.

ITEM 6. Exhibits.

Exhibit Number	Document

10.1*	Stock Agreement dated as of June 25, 2025, by and between The Crypto Company and Leonid Sorin.

10.2*	Stock Agreement dated as of June 25, 2025, by and between The Crypto Company and Rafael Furst.

10.3*	Stock Agreement dated as of June 25, 2025, by and between The Crypto Company and Jared Strasser.

10.4*	Stock Agreement dated as of June 24, 2025, by and between The Crypto Company and Ronald Levy.

10.5*	Stock Agreement dated as of June 24, 2025, by and between The Crypto Company and Holly Ruxin.

10.6*	Promissory Note, executed on June 30, 2025, by and between The Crypto Company and AJB Capital Investments LLC.

10.7*	Securities Purchase Agreement, executed on June 30, 2025, by and between The Crypto Company and AJB Capital Investments LLC.

10.8*	Security Agreement, executed on June 30, 2025, by and between The Crypto Company and AJB Capital Investments LLC.

10.9	Promissory Note dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 22, 2025).

10.10	Pre-Funded Common Stock Purchase Warrant dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 22, 2025).

10.11	Consulting Agreement dated July 22, 2025 by and between The Crypto Company and Rafael Furst. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 22, 2025).

10.12	Fifth Amendment to Promissory Note, executed on May 13, 2025, by and between the Crypto Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on May 19, 2025).

10.13	Pre-Funded Warrant issued to AJB Capital Investments LLC, executed on May 13, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on May 19, 2025).

31.1*	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2025	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chief Operating Officer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

