Form 10-Q
period 2025-09-30
Crypto Co
filed 2025-11-19
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 17, 2025 the issuer had 4,774,311,278 shares of common stock, par value $0.001 per share, outstanding.

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

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$446,954	$1,763
Total current assets	446,954	1,763
Cryptocurrency	1,018,554	-
TOTAL ASSETS	$1,465,508	$1,763

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,414,188	$3,549,339
Other liabilities	207,938	207,938
Notes payable	3,210,626	2,805,253
Convertible debt -net of discount	969,700	125,000
Total current liabilities	8,802,452	6,687,530
Notes payable - other	12,153	12,625
TOTAL LIABILITIES	8,814,605	6,700,155

STOCKHOLDERS’ DEFICIT
Preferred A voting stock, $0.001 par value; 10 shares authorized, 10 and 10 shares issued and outstanding, respectively, as of September 30, 2025 and December 31, 2024	-	-

Common stock, $0.001 par value; 19,000,000,000 shares authorized 4,137,864,773 and 3,032,746,878 shares issued and outstanding, respectively, as of September 30, 2025 and December 31, 2024, respectively.	4,137,864	3,032,746
Additional paid-in-capital	45,170,227	43,675,323
Accumulated deficit	(56,657,186)	(53,406,461)
TOTAL STOCKHOLDERS’ DEFICIT	(7,349,096)	(6,698,392)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,465,508	$1,763

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
		(Restated)		(Restated)
Revenue:
Services	$7,123	$10,299	$14,209	$35,946
Cost of services	-	7,361	-	16,619
Gross margin	7,123	2,938	14,209	19,327

Operating expenses:
General and administrative expenses	292,918	309,364	918,316	996,017
Share-based compensation	62,404	2,751,622	690,877	4,458,322
Change in the fair market value of cryptocurrency	38,190	-	38,190	-
Total operating expenses	393,512	3,060,986	1,647,383	5,454,339
Operating loss	(386,389)	(3,058,048)	(1,633,174)	(5,435,012)

Other income and expense
Gain on the forgiveness of debt	62,070	-	191,200	-
Loss on the extinguishment of debt	(768,350)	-	(925,925)	-
Gain on the sale of property	-	-	10,000	-
Interest expense	(538,348)	(76,807)	(892,826)	(470,156)
total other expense	(1,244,628)	(76,807)	(1,617,551)	(470,156)
Loss before provision for income taxes	(1,631,017)	(3,134,855)	(3,250,725)	(5,905,168)
Provision for income taxes	-	-	-	-
Net (loss)	$(1,631,017)	$(3,134,855)	$(3,250,725)	$(5,905,168)

Net (loss) per share	$(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares outstanding – basic and diluted	3,485,390,921	2,007,990,481	3,383,682,064	1,339,764,794

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Total
	Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2023 -Restated	565,709,873	$565,321	$39,932,216	$(45,925,846)	$(5,428,309)

Additional paid in capital			3,000		3,000

Common stock issued for note conversion	505,789,961	505,790	323,919		829,709

Net loss				(1,091,905)

Balance, March 31, 2024 -Restated	1,071,499,834	$1,071,111	$40,259,135	$(47,017,751)	$(5,687,505)

Common stock issued for debt conversion	910,431,788	910,432	332,732		1,243,164

Debt discount for warrants			17,998		17,998

Net loss				(874,395)	(874,395)

Balance, June 30, 2024 -Restated	1,981,931,622	$1,981,543	$40,609,865	$(47,892,146)	$(5,300,738)

Common stock issued for debt conversion	331,039,292	331,427	32,359		$363,787

Net loss				(3,134,855)	$(3,134,855)

Balance , September 30, 2024 -Restated	2,312,970,914	$2,312,970	$40,642,224	$(51,027,001)	$(8,071,807)

	Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2024	3,032,746,878	3,032,746	43,675,323	(53,406,461)	(6,698,392)

Issuance of common stock for services	158,799,643	158,800			158,800

Issuance of warrants for financing fee			15,000		15,000

Common stock issued for note conversion	239,000,000	239,000			239,000

Net loss				(611,582)	(611,582)
Balance, March 31, 2025	3,430,546,521	$3,430,545	$43,690,323	$(54,018,042)	$(6,897,175)

Issuance of warrants for financing fee			75,000		75,000

Issuance of common stock for services	469,673,839	469,674			469,674

Net loss				(1,008,125)	(1,008,125)

Balance, June 30, 2025	3,900,220,360	$3,900,218	$43,765,323	$(55,026,167)	$(7,360,627)

Shares issued as financing fee for convertible note issuance	65,043,533	65,044	156,397		221,441

Issuance of warrants as a financing fee for promissory note issuance			77,704		77,704

Issuance of common stock for services	15,600,880	15,601	46,803		62,404

Common stock issued for note conversion	127,000,000	127,000	884,000		1,011,000

Common stock issued as financing fee	30,000,000	30,000	240,000		270,000

Net loss				(1,631,017)	(1,631,017)

Balance, September 30, 2025	4,137,864,773	$4,137,864	$45,170,227	$(56,657,184)	$(7,349,096)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net (loss)	$(3,250,725)	$(5,905,168)
Adjustments to reconcile net loss to net cash used in operations:
Loss on the extinguishment of debt	925,925	-
Share-based compensation	690,877	4,547,212
Warrants issued for financing fee	167,704	-
Gain on the forgiveness of debt	(191,200)	-
Common stock issued as a financing fee	491,441	-
Cryptocurrency	(1,018,554)	-
Amortization of note discount	55,360	20,997
Prepaid expenses	-	27,285
Accounts payable and accrued expenses	1,067,137	832,302
Net cash (used in) operating activities	(1,062,035)	(477,372)

Cash flows from financing activities:
Payment of notes payable	(472)	-
Proceeds from the issuance of convertible notes	1,010,780	-
Proceeds from issuance of notes payable	496,918	411,064
Net cash provided by financing activities	1,507,226	411,064

Net increase (decrease) in cash and cash equivalents	445,191	(66,308)
Cash and cash equivalents at the beginning of the period	1,763	72,970
Cash and cash equivalents at the end of the period	$446,954	6,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued for convertible debt	$1,250,000	1,255,659

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND THE COMPANY

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all of the information required by U.S. Generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2024, filed with the SEC on Form 10-K on June 13, 2025, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments related to operations are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Significant estimates and judgments may include those related to revenue recognition, goodwill valuation, asset impairment, business combination accounting, and income taxes. Actual results could materially differ from those estimates.

The Company

The Crypto Company was incorporated in the State of Nevada on March 9, 2017. The Company is engaged in the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions. The Company currently generates revenues and incurs expenses solely through these consulting operations. However, during the three months ended September 30, 2025, the Company began to establish a multi-coin Digital Asset Treasury comprised of tokens the Company believes represents both the foundation and the future of crypto. The Company believes in the future developments of blockchain and crypto as mass adoption accelerates. The Company intends on holding tokens for the immediate future.

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

During the nine months ended September 30, 2025, and years ended December 31, 2024 and 2023, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies, for the building of technological infrastructure and enterprise blockchain technology solutions.

During the three months ended September 30, 2025 the Company began to establish a multi-coin Digital Asset Treasury comprised of Bitcoin, Avax, Ethereum and XRP tokens, which the Company believes represents both the foundation and the future of crypto. The Company believes in the future developments of blockchain and crypto as mass adoption accelerates. The Company intends on holding tokens for the immediate future.

On October 15, 2025, the Company closed on the acquisition of 50.1% of the outstanding capital stock of Starchive.io, Inc., a Delaware corporation, and a leading content management and monetization platform for intellectual property creators and owners.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2025, the Company had cash of $446,954. In addition, the Company’s net loss was $3,250,725, for the nine months ended September 30, 2025 and the Company’s had a working capital deficit of $8,355,498. As of September 30, 2025 the accumulated deficit amounted to $56,657,186. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Investments in cryptocurrency – Investments are comprised of several cryptocurrencies the Company owns, including Bitcoin, Avax, Ethereum and XRP tokens, which are actively traded on exchanges and amounted to a total of $1,018,554 as of September 30, 2025. The dollar value of each token was as follows:

Bitcoin	$487,637
Avax	$22,007
Ethereum	$195,076
XRP	$313,834

As a result of adopting ASC 350-60, Intangibles — Goodwill and Other, (“ASC 350-60”) on September 1, 2024, bitcoin is measured at fair value as of each reporting period (see “Recently Issued Accounting Pronouncements below”). The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase, in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of 23:59:59 UTC, which aligns with the Company’s revenue recognition cut-off. The changes in bitcoin valuation due to remeasurement in fair value within each reporting period are reflected on the Consolidated Statements of Operations and Comprehensive Loss as “Gain on fair value of bitcoin, net”. In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of bitcoin and such gains and losses are measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a First In-First Out basis.

As of September 30, 2025 and December 31, 2024 there were $1,018,554 and $-0-, respectively, in investments in cryptocurrency on the Company’s Balance Sheet.

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

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of December 31, 2023 the Company determined that its investment in BTA was fully impaired and recorded a loss of $1,271,306 in its Statement of Operations. As of September 30, 2025 and December 31, 2024 the Company had no goodwill or intangible assets.

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

As of September 30, 2025, we had a net operating loss carryforward for federal income tax purposes of approximately $27,600,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company had no potentially dilutive common stock equivalents since the Company was in a loss position and inclusion of any equivalents would be anti-dilutive. Therefore, the basic EPS and the diluted EPS are the same.

Reclassifications – Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cashflows.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

During the year ended December 31, 2023, the Company wrote off all of the goodwill and intangible assets of BTA amounting $1,271,306.

As a result of the operating results for BTA, the Company determined that its goodwill and intangible assets were fully impaired as of December 31, 2023, and recorded an impairment charge of $1,271,306 on it Statement of Operations.

On October 15, 2025, the Company closed on the acquisition of 50.1% of the outstanding capital stock of Starchive.io, Inc., a Delaware corporation.

As of September 30, 2025 we had no goodwill or intangible assets on our balance sheet.

NOTE 5 – RELATED PARTY TRANSACTIONS

Effective September 5, 2024, the Company amended its Articles of Incorporation (the “Articles”), to amend and restate Sections 1 and 2 of Article 4 of the Articles to increase the number of authorized shares of the Company’s common stock (“Common Stock”) from 2,000,000,000 to 19,000,000,000 and create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares, as set forth in Certificate of Amendment to the Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, Common Stock and Preferred Stock are identical in all respects, except that each share of Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 950,000,000 votes. The shares are not convertible to common stock

On the same date the Company entered into a stock agreement (the “Stock Agreement”) with, the Company’s CEO Ronald Levy pursuant to which the Company issued a total of ten (10) shares of the Company’s Series A preferred stock (“Preferred Stock”) Mr. Levy also serves as the Interim Chief Financial Officer, Chairman of the Board, Secretary, and a member of the Board of Directors of the Company.

Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company, so the company used the equity method to value the shares. The 10 Series A Preferred shares convertible shares can be converted into 9,500,000,000 voting shares. As of December 31, 2024 the Company had 3,032,746,878 shares outstanding. The Company estimated that the voting shares could not exceed the number of shares outstanding and used that level of shares to value the common stock which was trading at $0.001 resulted in stock based compensation of $3,032,710 which was also equivalent to the market capitalization on that date.

On January 27, 2025 (the “Advance Date”), the Company entered into a Promissory Note with Ronald Levy, the Company’s Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board, and Secretary, to obtain an advance in the amount of $15,000 (the “Loan”) for the aforementioned Consultant engagement fee. The Loan bears interest at the rate of 5% per annum, with a maturity date four months from the Advance Date.

On June 24, 2025 and June 25, 2025, the Company entered into stock agreements with five recipients to issue a total of 386,459,998 shares as a bonus to employees and contractors for services. Ronald Levy the Company’s CEO received 197,605,773 of those Common Shares and Holly Ruxin, a director, received 67,106,721 of those Common Shares. The Common Shares received by Mr. Levy and Ms. Ruxin were on the same terms and conditions as the other Recipients.

On July 10, 2025, the Company borrowed funds from Three Mile Creek Future LLC (“TMCF”) and issued a Promissory Note (the “TMCF Note”) in the principal amount of 1.7 Bitcoin and a Pre-Funded Common Stock Purchase Warrant (the “Warrant”), which entitles TMCF to subscribe for and purchase from the Company up to 77,704,407 shares of the Company’s common stock, each executed on July 16, 2025. These warrants were valued at $77,704. Rafael Furst, the Company’s Chief Strategy Officer is the managing member of Three Mile Creek Future LLC.

NOTE 6 – NOTE PAYABLE

As of September 30, 2025, Notes Payable amounted to $3,210,290. This balance is comprised of fifteen (15) individual notes due to AJB amounting to $3,013,290 (the “AJB Notes”), one note due to Fast Capital amounting to $8,784 (the “Fast Capital Note”) and one interest-free note to Three Mile Creek Future LLC (“TMCF”) amounting to $198,552. The accrued interest on the AJB Notes and Fast Capital Note amounted to $751,516 and $35,000, respectively. The summary of each Note outstanding is described as follows:

AJB NOTES

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

As September 30, 2025 the principal balance on this AJB Note is $1,180,000.

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

As of September 30, 2025, the balancing remaining under this AJB Note is $550,000.

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

As of September 30, 2025, the balancing remaining under this AJB Note is $95,243.

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

The maturity date of the January 30, 2024 Note is July 30, 2024. The January 30, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the January 30, 2024 Note at any time without penalty. The Company’s failure to make required payments under the January 30, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the January 30, 2024 SPA or the January 30, 2024 Note will bear interest at 18%, AJB may immediately accelerate the January 30, 2024 Note due date, AJB may convert the amount outstanding under the January 30, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under this AJB Note is $50,000.

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

The maturity date of the February 20, 2024 Note is August 20, 2024. The February 20, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the February 20, 2024 Note at any time without penalty. The Company’s failure to make required payments under the February 20, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the February 20, 2024 SPA or the February 20, 2024 Note, the February 20, 2024 Note will bear interest at 18%, AJB may immediately accelerate the February 20, 2024 Note due date, AJB may convert the amount outstanding under the February 20, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under this AJB Note is $53,000.

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

The maturity date of the February 29, 2024 Note is August 29, 2024. The February 29, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the February 29, 2024 Note at any time without penalty. The Company’s failure to make required payments under the February 29, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the February 29, 2024 Note, the February 29, 2024 Note will bear interest at 18%, AJB may immediately accelerate the February 29, 2024 Note due date, AJB may convert the amount outstanding under the February 29, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under this AJB Note is $159,000.

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

The maturity date of the April 12, 2024 Note is October 12, 2024. The April 12, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the April 12, 2024 Note at any time without penalty. The Company’s failure to make required payments under the April 12, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the April 12, 2024 SPA or the April 12, 2024 Note, the February 12, 2024 Note will bear interest at 18%, AJB may immediately accelerate the February 12, 2024 Note due date, AJB may convert the amount outstanding under the April 12, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

On September 29, 2025 the Company and AJB entered into a Third Amendment (“Third Amendment”). The Third Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment and Second Amendment to extend the maturity date of the Promissory Note to March 29, 2026. In consideration for the extension of the maturity date, the Company issued to the 30,000,000 shares to AJB valued at $270,000.

As of September 30, 2025, the balancing remaining under this AJB Note is $185,555.

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

The maturity date of the May 31, 2024 Note is December 1, 2024. The May 31, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the May 31, 2024 Note at any time without penalty. The Company’s failure to make required payments under the May 31, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the May 31, 2024 SPA or the May 31, 2024 Note, the May 31, 2024 Note will bear interest at 18%, AJB may immediately accelerate the May 31, 2024 Note due date, AJB may convert the amount outstanding under the May 31, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under this AJB Note is $68,000.

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

The maturity date of the June 18, 2024 Note is December 18, 2024. The June 18, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the June 18, 2024 Note at any time without penalty. The Company’s failure to make required payments under the June 18, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the June 18, 2024 SPA or the June 18, 2024 Note, the June 18, 2024 Note will bear interest at 18%, AJB may immediately accelerate the June 18, 2024 Note due date, AJB may convert the amount outstanding under the June 18, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under the AJB June Note is $72,500.

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

The maturity date of the July 15, 2024 Note is January 15, 2025. The July 15, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the July 15, 2024 Note at any time without penalty. The Company’s failure to make required payments under the July 15, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the July 15, 2024 SPA or the July 15, 2024 Note, the July 15, 2024 Note will bear interest at 18%, AJB may immediately accelerate the July 15, 2024 Note due date, AJB may convert the amount outstanding under the July 15, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under this AJB Note is $59,000.

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

On October 1, 2024, the Company and AJB Capital Investments LLC entered into a First Amendment to the August 28, 2024 Promissory Note (“First Amendment”), which amended the August 28, 2024 Promissory Note to increase the principal amount of the Promissory Note from $120,000 to $142,000.

On January 27, 2025, the Company and AJB Capital Investments LLC entered into a Second Amendment dated as of October 10, 2024 (“Second Amendment”), to that certain August 28, 2024 Note. The Second Amendment to the August 28, 2024 Note amends the August 28, 2024 Note, as amended by the First Amendment, to increase the principal amount of the Promissory Note from $142,000 to $157,556, provided, however, that the $15,556 of additional principal carries an original issue discount of $1,556 withheld from the Company to cover monitoring costs associated with the August 28, 2024 Note.

On February 11, 2025, the Company and AJB Capital Investments LLC entered into a Third Amendment dated as of February 6, 2025 (“Third Amendment”) to that certain August 28, 2024 Note. The Third Amendment to the August 28, 2024 Note amends the August 28, 2024 Note, as amended by the First and Second Amendments, to increase the principal amount of the August 28, 2024 Note from $157,556 to $222,890, provided, however, that the $65,334 of additional principal carries an original issue discount of $6,534 withheld from the Company to cover monitoring costs associated with the August 28, 2024 Note and $3,500 withheld from the Company to cover due diligence and legal costs in connection with the Third Amendment.

The Company and AJB Capital Investments LLC entered into a Fourth Amendment dated as of March 10, 2025 (“Fourth Amendment”) to that certain August 28, 2024 Note. The Fourth Amendment to the Promissory Note amends the August 28, 2024 Note, as amended by the First, Second, and Third Amendments, to increase the principal amount of the August 28, 2024 Note from $22,890 to $252,890, provided, however, that the $30,000 of additional principal carries an original issue discount of $3,000 withheld from the Company to cover monitoring costs associated with the August 28, 2024 Note and $2,000 withheld from the Company to cover due diligence and legal costs in connection with the Fourth Amendment.

The Fifth Amendment to the August 28, 2024 Note entered into on May 13, 2025, amends the August 28, 2024 Note, as amended by the First, Second, Third, and Fourth Amendments, to increase the principal amount of the August 28, 2024 Note from $252,890 to $325,113, provided, however, that the $72,223 of additional principal carries an original issue discount of $7,223 withheld from the Company to cover monitoring costs associated with the August 28, 2024 Note and $4,000 withheld from the Company to cover due diligence and legal costs in connection with the Fifth Amendment. In exchange for the additional principal, the Company issued AJB Capital Investments LLC a pre-funded warrant to purchase up to 25,000,000 shares of Common Stock of the Company for a nominal exercise price of $0.00001 per warrant share (“Pre-Funded Warrant”). The Warrant includes various covenants of the Company for the benefit of the Warrant holder such as a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the Warrant.

The maturity date of the August 28, 2024 Note was February 28, 2025. The August 28, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the August 28, 2024 Note at any time without penalty. The Company’s failure to make required payments under the August 28, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the August 28, 2024 SPA or the August 28, 2024 Note, the August 28, 2024 Note will bear interest at 18%, AJB may immediately accelerate the August 28, 2024 Note due date, AJB may convert the amount outstanding under the August 28, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under this AJB Note is $325,113.

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

On November 19, 2024, the Company and AJB Capital Investments LLC entered into a First Amendment to the November 1, 2024 Note (“First Amendment”), which amended the November 1, 2024 Note to increase the principal amount of the November 1, 2024 Note from $33,000 to $48,600.

On January 10, 2025, the Company and AJB Capital Investments LLC entered into a Second Amendment dated as of January 8, 2025 (“Second Amendment”), to that certain November 1, 2024 Note. The Second Amendment to the November 1, 2024 Note amends the November 1, 2024 Note, as amended by the First Amendment, to increase the principal amount of the November 1, 2024 Note from $48,600 to $81,934, provided, however, that the $33,334 of additional principal carries an original issue discount of $3,334 withheld from the Company to cover monitoring costs associated with the November 1, 2024 Note.

The maturity date of the November 1, 2024 Note is May 1, 2025. The November 1, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the November 1, 2024. Note at any time without penalty. The Company’s failure to make required payments under the November 1, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the November 1, 2024 SPA or the November 1, 2024 Note, the November 1, 2024 Note will bear interest at 18%, AJB may immediately accelerate the November 1, 2024 Note due date, AJB may convert the amount outstanding under the November 1, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under this AJB Note is $81,934.

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

The December 4, 2024 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the December 4, 2024 Note at any time without penalty. The Company’s failure to make required payments under the December 4, 2024 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the December 4, 2024 SPA or the December 4, 2024 Note, the December 4, 2024 Note will bear interest at 18%, AJB may immediately accelerate the December 4, 2024 Note due date, AJB may convert the amount outstanding under the December 4, 2024 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under this AJB Note is $36,500.

● On February 20, 2025, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “February 20, 2024 SPA”) entered into with AJB, and issued a Promissory Note in the principal amount of $29,445 to AJB (the “February 20, 2025 Note”) in a private transaction for a purchase price of $26,500 (giving effect to an original issue discount). After payment of the fees and costs, the net proceeds to the Company were $20,000, which will be used for working capital and other general corporate purposes. The maturity date of the February, 2025 Note is August 20, 2025.

The February 20, 2025 Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the February 20, 2025 Note at any time without penalty. The Company’s failure to make required payments under the February 20, 2025 Note or to comply with various covenants, among other matters, would constitute an event of default. Upon an event of default under the February 20, 2025 SPA or the February 20, 2025 Note, the February 20, 2025 Note will bear interest at 18%, AJB may immediately accelerate the February 20, 2025 Note due date, AJB may convert the amount outstanding under the February 20, 2025 Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

As of September 30, 2025, the balancing remaining under this AJB Note is $29,445.

● On June 30, 2025, the Company borrowed funds pursuant to the terms of a Securities Purchase Agreement (the “AJB SPA”) entered into with AJB Capital Investments, LLC (“AJB”), and issued both a Promissory Note in the principal amount of $68,000 (the “June 2025 AJB Note”) to AJB in a private transaction for a purchase price of $61,200 and a Pre-Funded Common Stock Purchase Warrant (the “AJB Warrant”), which entitles AJB to subscribe for and purchase from the Company up to 50,000,000 shares of the Company’s common stock, each executed on June 30, 2025. In connection with the sale of the June 2025 AJB Note, the Company also paid certain fees and expenses of AJB. After payment of the fees and expenses, the net proceeds to the Company is $51,381.35, which will be available at such times as an advance is requested by the Company pursuant to a Borrowing Notice (as defined in the Note).

The maturity date of the June 2025 AJB Note is December 11, 2025. The June 2025 AJB Note bears interest at a rate of twelve percent (12%) per calendar year from the date of issuance. The interest shall accrue on a monthly basis and is payable on the maturity date or upon acceleration or by prepayment or otherwise. The Company may prepay the June 2025 AJB Note at any time without penalty. Under the terms of the June 2025 AJB Note, the Company may not issue additional debt that is not subordinate to AJB, must comply with the Company’s reporting requirements under the Securities Exchange Act of 1934, and must maintain the listing of the Company’s common stock on the OTC Market or other exchange, among other restrictions and requirements. The Company’s failure to make required payments under the June 2025 AJB Note or to comply with any of these covenants, among other matters, would constitute an event of default. Upon an event of default under the AJB SPA or June 2025 AJB Note, the June 2025 AJB Note will bear interest at the lesser of 18% per annum or the maximum amount permitted under law, AJB may immediately accelerate the June 2025 AJB Note due date, AJB may convert the amount outstanding under the June 2025 AJB Note into shares of Company common stock at a discount to the market price of the stock, and AJB will be entitled to its costs of collection, among other penalties and remedies.

The AJB Warrant entitles AJB to subscribe for and purchase from the Company up to 50,000,000 shares of the Company’s common stock. The aggregate exercise price of the AJB Warrant was pre-funded to the Company. Consequently, AJB need not pay any additional consideration to exercise the AJB Warrant, other than a nominal exercise price of $.00001 per share. If the Company, while the AJB Warrant is outstanding, engages in a fundamental transaction, including, but not limited to, a merger, a disposition of all or substantially all of its assets, or a consummation of a stock purchase agreement that results in a change of control, then AJB shall have the right to receive, for each share of common stock that would have been issuable prior to the occurrence of such a fundamental transaction, the number of shares of capital stock of the successor, of the acquiring corporation, or of the Company if it is the surviving corporation, and any additional consideration receivable as a result of such a fundamental transaction by a holder of the number of shares of common stock for which the AJB Warrant is immediately exercisable prior to such a fundamental transaction.

As of September 30, 2025, the balancing remaining under this June 2025 AJB Note is $68,000.

FAST CAPITAL

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

Within the first six months of issuance of the Fast Capital Note, the Company had the right to prepay principal and accrued interest due under the Fast Capital Note at a premium of between 15% and 40% depending on when it is repaid. The Fast Capital Note may not be prepaid after the 180th day of its issuance.

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

As of September 30, 2025, the balancing remaining under the Fast Capital Note is $8,784, with accrued interest of $35,000.

THREE MILE CREEK

On July 10, 2025, the Company borrowed funds from Three Mile Creek Future LLC (“TMCF”) and issued a Promissory Note (the “TMCF Note”) in the principal amount of 1.7 Bitcoin and a Pre-Funded Common Stock Purchase Warrant (the “Warrant”), which entitles TMCF to subscribe for and purchase from the Company up to 77,704,407 shares of the Company’s common stock, each executed on July 16, 2025. These warrants were valued at $77,704.

The principal balance of the TMCF Note will be payable on January 10, 2026. The TMCF Note bears no interest and can be pre-paid by the Company any time without penalty. To secure the payment and performance of all obligations under the TMCF Note, the Company granted to TMCF a continuing security interest in all assets of the Company (the “Collateral”). Upon event of default, the unpaid principal balance of the TMCF Note will immediately become due and payable, and TMCF will have all rights and remedies available to it under the Nevada Uniform Commercial Code, including the right to take possession of the Collateral and to sell or otherwise dispose of it. AJB Capital Investments LLC, which holds a first priority security interest in the Collateral, has consented to the creation of the TMCF security interest in the Collateral and agreed to subordinate its lien to TMCF’s security interest.

The Warrant entitles TMCF to subscribe for and purchase from the Company up to 77,704,407 shares of the Company’s common stock any time prior to July 10, 2030. The aggregate exercise price of the TMCF Warrant was pre-funded to the Company. Consequently, TMCF need not pay any additional consideration to exercise the Warrant, other than a nominal exercise price of $0.03 per share.

Convertible Notes

Beginning on August 13, 2025, the Company executed subscription agreements with five accredited investors: Eksa Holdings LLC, Practivist Investors LLC, Richard G Averitt, Robert Nail, and Ryan Crownholm (each, an “Investor” and collectively, the “Investors”), in which the Company issued an aggregate of 65,043,533 shares of the Company’s common stock. These shares were valued at $221,441. In addition, the Investors purchased, and the Company issued Convertible Promissory Notes amounting to $1,010,780 (each, a “Note” and collectively, the “Notes”) with the aggregate principal amount of 3 Bitcoin (“BTC”), 47.07 Ethereum (“ETH”), 110,505 XRP (“XRP”), 733.83 Avalanche (“AVAX” and together with BTC, ETH and XRP, the “Tokens”), and $100,000 U.S. Dollars (“USD”).

The Notes bear no interest and mature six months from the date of issuance of each Note (the “Maturity Date”), unless earlier converted or repaid in accordance with its terms.

On the Maturity Date, at each Investor’s election, the Notes are either: (a) converted into a number of shares equal to 135% of the principal amount of each Note divided by the cash value of one share of Common Stock, as determined by the average close price for the prior 10 trading days calculated on the Maturity Date; or (b) (i) if Investor contributes USD, repaid in BTC, in an amount equal to the BTC market value of the principal amount of the Note on the date the Company purchases BTC, or (ii) if Investor contributes Tokens, repaid in the same Token, in the quantity contributed. In case an Investor fails to make a conversion election, the principal amount of each Note shall convert into shares of Common Stock.

An Investor may request full repayment of a Note at any time prior to the Maturity Date. If Investor contributes USD, the Note will be repaid in BTC, in an amount equal to 90% of the BTC market value of the principal amount of the Note on the date the Company purchases BTC. If Investor contributes Tokens, the Note will be repaid in the same Token, in an amount equal to 90% of the quantity of contributed Token.

The Notes contain customary representations, warranties, and covenants of the Company, as well as standard events of default.

Pursuant to the Subscription Agreements, the Company issued to each Investor a number of shares of Common Stock equal to 5% of the principal amount of the Note issued to such Investor, divided by a share price based on the volume-weighted average price over the 10 trading days preceding the date of the Note.

On October 3, 2025, the Company entered into a Subscription Agreement with an accredited investor, White Dwarf LLC (the “Investor”), pursuant to which the Company agreed to sell and issue to the Investor 10,000,000 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of 0.437411 BTC.

Notes Payable -Other

SBA Loans

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

As of September 30, 2025 the total due on the SBA loans amounted to $12,153.

NOTE 7 – OTHER LIABILITIES

During the year ended December 31, 2023, the Company initially recorded $207,938 in revenue that it could not document as revenue under the guidelines of ASC 606. As a result the Company reclassified this amount of cash received as “Other Liabilities”.

NOTE 8 – EQUITY

Common stock

As of September 30, 2025, the Company had 19,000,000,000 shares of common stock, par value $0.001 authorized. As of September 30, 2025 and December 31, 2024, there were 4,137,864,773 and 3,032,746,878 and shares of common stock outstanding, respectively.

On September 25, 2025, the Company issued 127,000,000 shares to AJB for the conversion of $247,650 in accrued interest on a Promissory Note amounting to $1,180,000 entered into by the Company on May 3, 2022.

On September 29, 2025, the Company and AJB entered into a third amendment to an April 12, 2024, Promissory Note for $185,555 to extend the maturity date of the Promissory Note to March 29, 2026. In consideration for the extension of the maturity date, the Company issued 30,000,000 shares to AJB valued at $270,000.

Also on September 25, 2025, the Company issued 5,100,000 shares to David Natan for accounting services performed for the Company in the month of September, as well as 6,891,001 shares to Weinberg Gosner LLP for legal services performed for the Company in the month of September.

Beginning on September 23, 2025, the Company executed subscription agreements with certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue to the Investors an aggregate of 165,348,837 shares of the Company’s common stock for an aggregate purchase price of $661,000 and 0.43232 BTC. These shares had not been issued as of September 30, 2025, and as a result, were recorded as an accrued liability as of September 30, 2025. The shares were issued on October 7, 2025.

On September 15, 2025, the Company entered into a Consulting Agreement with Jennifer Leo to provide the Company with social media consulting services. Pursuant to the terms of the Consulting Agreement, the Company has agreed compensate Jennifer Leo with (i) 2,790,698 fully vested shares of the Company’s Common Stock issued on September 15, 2025, (ii) cash of $400 per month, and (iii) a one-time cash payment of $700 upon conclusion of the 12-week term.

On August 29, 2025 the Company issued 7,800,440 shares each, to two consultants. Each share was valued at $0.004 for a total value of $62,404.

On August 19, 2025, the Company entered into Board Advisory Agreements with Robert Nail and the Edge of Company, Inc., respectively. In consideration for the board advisory services, each board advisor shall receive 0.2% of the outstanding shares of the Company’s common stock on August 19, 2025, which shares shall be fully vested.

On January 23, 2025 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with YWRC Holdings, Inc. (the “Consultant”). The Consulting Agreement had an initial term of six months, commencing on the Effective Date. The Consultant received a one-time engagement fee on the Effective Date and was eligible to receive a monthly fee for its services during the term of the Consulting Agreement in accordance with the terms and conditions of the Consulting Agreement, totaling up to a cumulative $1,015. In addition, the Consultant shall receive an award of 4.99% of the Company’s common stock, par value $0.001 per share (the “Common Stock”), subject to the Consultant’s continued compliance with the terms of the Consulting Agreement; provided, Consultant will be eligible to receive an additional equity award at the 12-month anniversary of the Effective Date to ensure that Consultant hold as total equity interest equal to 4.99% of the fully diluted outstanding shares of the Company. Consultant shall not sell, transfer, or otherwise dispose of more than 5% of the total trading volume of the Company Common Stock, as traded on the applicable stock exchange or market, during any calendar month, calculated based on the total trading volume during the previous calendar month. The Company may terminate the Consulting Agreement at any time with at least 30 days’ prior written notice. The Consultant will be an independent contractor of the Company, and as such, the Consultant is not entitled to participate in any Company employee benefit plans. Effective August 14, 2025, the Company and YWRC Holding, Inc. terminated the Consulting Agreement.

On May 23, 2025, the Company issued a total of 83,603,144 shares of common stock, in lieu of cash to seven different consultants proving services to the Company.

On June 24, 2025 and June 25, 2025, the Company entered into stock agreement with five recipients to issue a total of 386,459,998 shares as a bonus to employees and contractors for services. Ronald Levy the Company’s CEO received 197,605,773 of those Common Shares and Holly Ruxin, a director, received 67,106,721 of those Common Shares. The Common Shares received by Mr. Levy and Ms. Ruxin were on the same terms and conditions as the other Recipients.

Preferred A Stock

Effective September 5, 2024, the Company amended its Articles of Incorporation (the “Articles”), to amend and restate Sections 1 and 2 of Article 4 of the Articles to increase the number of authorized shares of the Company’s common stock (“Common Stock”) from 2,000,000,000 to 19,000,000,000 and create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares, as set forth in Certificate of Amendment to the Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, Common Stock and Preferred Stock are identical in all respects, except that each share of Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 950,000,000 votes. The shares are not convertible to common stock

On the same date the Company entered into a stock agreement (the “Stock Agreement”) with, the Company’s CEO Ronald Levy pursuant to which the Company issued a total of ten (10) shares of the Company’s Series A preferred stock (“Preferred Stock”) Mr. Levy also serves as the Interim Chief Financial Officer, Chairman of the Board, Secretary, and a member of the Board of Directors of the Company.

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

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of September 30, 2025, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding, at December 31, 2023	2,281,349	$2.26	2.25
Options granted	-
Options cancelled	-
Options exercised	-
Options outstanding, at December 31, 2024	2,281,349	$2.26	1.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at September 30, 2025	2,281,349	$2.26	1.00

The Company recognized $-0- and $-0- of compensation expense related to stock options for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 these options had no intrinsic value since they were all out of the money as of September 30, 2025.

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

As of September 30, 2025 the following warrants were outstanding:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000
April 2023	Common Stock	April 14. 2028	$0.00001	1,000,000
May 2023	Common Stock	May 12, 2028	$0.00001	30,000,000
June 2023	Common Stock	June 23, 2028	$0.00001	1,500,000
November 2023	Common Stock	November 13, 2028	$0.00001	10,000,000
April 2024	Common Stock	April 12, 2029	$0.00001	5,000,000
May 2024	Common Stock	May 31, 2029	$0.00001	5,000,000
February 2025	Common Stock	February 2030	$0.00001	15,000,000
May 2025	Common Stock	May 6, 2030	$0.00001	25,000,000
June 2025	Common Stock	June 30, 2030	$0.00001	50,000,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

The Company may from time to time become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters but currently do not expect that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

NOTE 10 - SUBSEQUENT EVENTS

On November 17, 2025, Ronald Levy voluntarily resigned from his position as Chief Operating Officer of the Company. Such resignation is not due to any disagreement with the Company, its management, or its board of directors, and does not constitute a resignation from his positions as Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board, or Secretary. Also on November 17, 2025, the Board of Directors of the Company appointed Jared Strasser to serve as the Company’s Chief Operating Officer, effective immediately. Prior to joining the Company, Mr. Strasser served as the President of Technology Convergence Co. There are no arrangements or understandings between Mr. Strasser and any other person pursuant to which Mr. Strasser was appointed as Chief Operating Officer. There are no family relationships between Mr. Strasser and any director or executive officer of the Company, and there are no related-party transactions with Mr. Strasser reportable under Item 404(a) of Regulation S-K. The Company is currently negotiating an employment agreement for Mr. Strasser, which will be submitted to the Board of Directors for approval. The Company expects to enter into an employment agreement with Mr. Strasser upon the terms approved by the Board.

On October 3, 2025, the Company entered into a Subscription Agreement with an accredited investor, White Dwarf LLC, pursuant to which the Company agreed to sell and issue to the Investor 10,000,000 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of 0.437411 BTC.

On October 8, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Starchive.io, Inc., a Delaware corporation (“Starchive”), each of the equity holders of Starchive (collectively, the “Sellers” and each individually, a “Seller”) and Richard Averitt, as the Sellers’ representative. Pursuant to the Purchase Agreement, the Company acquired 50.1% of the outstanding capital stock of Starchive, a leading content management and monetization platform for intellectual property creators and owners. The transaction closed on October 20, 2025.

At the closing of the transaction, the Company provided consideration comprised of cash, equity, and debt. The Company issued to the Sellers an aggregate of $8,500,000 in principal amount of 5.0% notes, which will become convertible into equity only after three years, less any outstanding indebtedness of Starchive. The Company also issued to the Sellers an aggregate of 433,633,691 shares of the Company’s common stock (the “Shares”), representing approximately 9.99% of the Company’s issued and outstanding common stock immediately prior to such issuance. In addition, the Company will contribute an aggregate of $3,000,000 in cash to Starchive following the closing, to be disbursed in multiple tranches over a twelve-month period to support working capital and business growth.

On October 3, 2025, the Company added one additional member to the Company’s Advisory Board, Austin Davis, and issued him 821,573 common shares in exchange for his board advisory services. Additionally, in October 2025 the Company issued 9,684,699 common shares to service providers; and 5,100,000 common shares to a service provider to reduce $26,189 in debt owed to that service provider.

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

Overview of Our Business

We are primarily engaged in the business of providing consulting, training, and educational services for distributed ledger technologies (“blockchain”), for individual and corporate clients, enterprises for general blockchain education, as well as for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses through these consulting and educational operations. We have disposed of our entire ownership interest in CoinTracking GmbH and also divested all of our cryptocurrency assets owned by our former cryptocurrency investment segment, which has ceased operations. However, during the three months ended September 30, 2025, the Company began to establish a multi-coin Digital Asset Treasury comprised of tokens the Company believes represents both the foundation and the future of crypto. The Company believes in the future developments of blockchain and crypto as mass adoption accelerates. The Company intends on holding tokens for the immediate future.

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

On October 15, 2025, the Company closed on the acquisition of 50.1% of the outstanding capital stock of Starchive.io, Inc., a Delaware corporation, and a leading content management and monetization platform.

Recent Developments

On October 3, 2025, the Company entered into a Subscription Agreement with an accredited investor, White Dwarf LLC (the “Investor”), pursuant to which the Company agreed to sell and issue to the Investor 10,000,000 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of 0.437411 BTC.

Also on October 3, 2025, the Company added one additional member to the Company’s Advisory Board, Austin Davis, and issued him 821,573 common shares in exchange for his board advisory services. Additionally, in October 2025 the Company issued 9,684,699 common shares to service providers; and 5,100,000 common shares to a service provider to reduce $26,189 in debt owed to that service provider.

On September 29, 2025 the Company and AJB entered into a Third Amendment (“Third Amendment”) to the Note originally dated April 12, 2024. The Third Amendment to the Promissory Note amends the Promissory Note, as amended by the First Amendment and Second Amendment to extend the maturity date of the Promissory Note to March 29, 2026. In consideration for the extension of the maturity date, the Company issued to the 30,000,000 shares to AJB valued at $270,000.

On September 25, 2025, the Company issued 127,000,000 shares to AJB for the conversion of $247,650 in accrued interest on a Promissory Note amounting to $1,180,00 entered into by the Company on May 3, 2022.

Also on September 25, 2025, the Company issued 5,100,000 shares to David Natan for accounting services performed for the Company in the month of September, as well as 6,891,001 shares to Weinberg Gosner LLP for legal services performed for the Company in the month of September.

Beginning on September 23, 2025, the Company executed subscription agreements with certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue to the Investors an aggregate of 165,348,837 shares of the Company’s common stock for an aggregate purchase price of $661,000 and 0.43232 BTC. These shares had not been issued as of September 30, 2025, and as a result, were recorded as an accrued liability as of September 30, 2025. The shares were issued on October 7, 2025.

On September 15, 2025, the Company entered into a Consulting Agreement with Jennifer Leo to provide the Company with social media consulting services. Pursuant to the terms of the Consulting Agreement, the Company has agreed compensate Jennifer Leo with (i) 2,790,698 fully vested shares of the Company’s Common Stock issued on September 15, 2025, (ii) cash of $400 per month, and (iii) a one-time cash payment of $700 upon conclusion of the 12-week term.

On August 29, 2025 the Company issued 7,800,440 shares each, to two consultants. Each share was valued at $0.004 for a total value of $62,404.

On August 19, 2025, the Company entered into Board Advisory Agreements with Robert Nail and the Edge of Company, Inc., respectively. In consideration for the board advisory services, each board advisor shall receive 0.2% of the outstanding shares of the Company’s common stock on August 19, 2025, which shares shall be fully vested.

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

Effective June 24 and June 25, 2024, the Company entered into stock agreements (each, a “Stock Agreement”) with five separate recipients (each, a “Recipient”). Pursuant to the terms of the Stock Agreements, the Company issued a total of 910,770,639 shares of Company common stock as a bonus granted to certain Recipients who are employees and as a consideration for certain contractors’ services for the Recipients who are contractors. Ronald Levy, Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board and Secretary of the Company, was one the Recipients. The shares of Company common stock were issued in a private transaction. The shares of Company common stock were offered and sold in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Each of the Recipients had access to information about the Company or is a person to whom the Company believes the offer was exempt from registration.

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

In July 2025 the Company initiated a number of steps to implement a new cryptocurrency business strategy. In this regard, the Company borrowed funds from Three Mile Creek Future LLC (“TMCF”) and issued a Promissory Note (the “Note”) in the principal amount of 1.7 Bitcoin and a Pre-Funded Common Stock Purchase Warrant (the “Warrant”), which entitles TMCF to subscribe for and purchase from the Company up to 77,704,407 shares of the Company’s common stock, each executed on July 16, 2025.

On July 22, 2025, the Company entered into a Consulting Agreement effective as of July 1, 2025, with Rafael Furst (the “Consultant”) in connection with Consultant’s appointment as the Company’s Chief Strategy Officer (the “Consulting Agreement”).

Under the terms of the Consulting Agreement, the Consultant will serve as an independent contractor and provide strategic advisory services to the Company, including advising on the implementation of the Company’s crypto treasury strategy, blockchain education platform, M&A initiatives, and cross-platform product development over a three-month term, unless earlier terminated or extended by mutual written agreement of the parties. In consideration for the services, the Consultant will receive a total of $75,000 for the three-month term, payable on October 1, 2025, in cash or, at the Company’s sole discretion, in fully vested shares of the Company’s common stock at a 25% discount to the volume-weighted average price over the 10 trading days immediately preceding the payment date. The shares issued will be subject to restrictions under the Securities Act of 1933, as amended.

Either party may terminate the Consulting Agreement at any time prior to the expiration of the term by mutual written agreement. The Consulting Agreement will automatically terminate upon the execution of a definitive employment agreement between the Company and the Consultant.

On August 15, 2025 the Company entered into an agreement with SenaHill Partners LP (“SenaHill”) and JonesTrading (“Jones”) to act as exclusive placement agents and financial advisors for the Company on a one year renewable term beginning on August 11, 2025. SenaHill’s and Jones’ compensation is success-based with no advisory retainer required. The agreement includes a one-year post term tail and a right of first refusal on future advisory agreements. The Company’s purpose of engaging these firms is to source one or private placements of the Company’s securities.

Under the terms of their engagement with the Company, SenaHill and Jones will receive a 7% fee along with cashless warrants split evenly (3.5% each) on any gross proceeds on any equity that they raise for the Company. The fee percentage on a debt transaction is equivalent to 3% of gross proceeds divided by the market price, and 4% for an “at the market transaction.

During the three months ended September 30, 2025, the Company added two advisors to the Company’s Advisory Board bring the total to ten members of the Advisory Board. Each advisor receive 7,800,440 common shares from the Company,

Comparison of the three months ended September 30, 2025 and September 30, 2024

Revenue

Revenues for the three months ended September 30, 2025 and September 30, 2024, were $7,123 and $10,299 respectively. The decrease in revenue was due to less demand for blockchain training services due to advent of free artificial intelligence programs. Revenue for the 2025 period consisted of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary.

General and Administrative Expenses

For the three months ended September 30, 2025, our general and administrative expenses were $292,918 compared to $309,364 for the period ended September 30, 2024. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Share-based compensation was $62,404 and $2,751,622 for the three months ended September 30, 2025 and September 30, 2024, respectively.

Other Income (Expense)

During the three months ended September 30, 2025 other expense was $1,244,628 compared to other expense of $76,807 for the three months ended September 30, 2024. The increase is primarily attributable to a loss of $768,350 from the extinguishment of debt in the 2025 period compared to no loss in the 2024 period, an increase in interest expense of $461,541 during the 2025 period compared to the 2024 period related due to higher levels of borrowing; offset by a gain of $62,070 on the forgiveness of debt in 2025.

Net Loss

As a result of the foregoing, we recorded a loss of $1,631,017 or $(0.00) per share for the three months ended September 30, 2025 compared to a loss of $3,134,855, or $(0.00) per share for the three month period ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and September 30, 2024

Revenue

Revenues for the nine months ended September 30, 2025 and September 30, 2024, were $14,209 and $35,946 respectively. The decrease in revenue was due to less demand for blockchain training services due to advent of free artificial intelligence programs. Revenue for the 2025 period consisted of fees received for blockchain training and consulting generated by the Company’s BTA subsidiary.

General and Administrative Expenses

For the nine months ended September 30, 2025, our general and administrative expenses were $918,316 compared to $996,017 for the period ended September 30, 2024. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Share-based compensation was $690,877 and $4,547,212 for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Other Income (Expense)

During the nine months ended September 30, 2025 other expense was $1,617,551 compared to other expense of $470,156 for the nine months ended September 30, 2024. The increase is primarily attributable to a loss of $925,925 from the extinguishment of debt in the 2025 period compared to no loss in the 2024 period, an increase in interest expense of $422,670 during the 2025 period compared to 2024 related to higher levels of borrowing, offset by a gain of $191,200 on the forgiveness of debt.

Net Loss

As a result of the foregoing we recorded a loss of $3,250,725 or $(0.00) per share for the nine months ended September 30, 2025 compared to a loss of $5,905,168, or $(0.00) per share for the nine month ended September 30, 2024.

Liquidity

Operating Activities

Net cash used in operating activities was $1,062,035 for the nine months ended September 30, 2025, compared to net cash used by operating activities of $477,372 for the nine months ended September 30, 2024. The increase in net cash used in operating activities during the 2025 period was primarily due to the purchase of cryptocurrency during the 2025 period, offset by an increase in the net operating losses on cash basis less non-cash items.

Investing Activities

Net cash used in investing activities was $-0- and $-0- for the nine months ended September 30, 2025 and September 30, 2024.

Financing Activities

Net cash from financing activities for the nine months ended September 30, 2025, was $1,507,226 compared to $411,064 for the nine months ended September 30, 2024. The increase in net cash from financing activities was primarily due to $1,010,780 in proceeds from Convertible notes issued during the nine months ended September 30, 2025 compared to the 2024 period.

Market Conditions, Trends, Events, and Uncertainties

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

Cryptocurrency

We hold digital assets as part of our treasury strategy. The market for digital assets is characterized by significant price volatility, uncertain regulatory frameworks, cybersecurity risks, and limited trading history relative to traditional assets. Digital assets are recorded as indefinite-lived intangible assets and are subject to impairment if fair value declines below carrying value. Impairment losses cannot be reversed, even if market prices recover. As a result, our financial results may not reflect the current market value of our digital asset holdings. If market conditions deteriorate, including price declines or reduced liquidity, our ability to convert digital assets into cash for operational needs could be adversely affected. Regulatory developments or changes in the financial condition of third-party custodians also could limit usage or pose risk of loss.

Other than as discussed in this Quarterly Report and our 2024 Annual Report, we are not aware of any other trends, events, or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2024 Annual Report.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings.

See Note 9, Commitments and Contingencies, within the to our condensed consolidated financial statements for a summary of legal proceedings. The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

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

Changes in tax laws or regulations may have a material adverse effect on our cash flow, business, financial condition, results of operations or prospects.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, repealed or modified at any time. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. For example, the U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act, which (along with prior U.S. federal tax reform legislation) has resulted in significant changes to the taxation of business entities, including, among other changes, the imposition of minimum taxes and excise taxes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to these and other legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal law. We continue to evaluate the impact that these and other tax reforms may have on our business.

Risks Associated with the Shutdown of the United States Government.

The United States federal government has been shut down since October 1, 2025. When the government is not funded, non-essential federal employees are furloughed and services are limited or curtailed. A prolonged shutdown may lead to broader economic uncertainty and financial market volatility. These conditions could negatively affect our operations, and overall demand for our services and products.

A prolonged shutdown could slow regulatory approvals, reduce demand from contractors and public-sector customers, and result in hiring freezes or reduced hiring activity among clients that rely on federal contracts or are otherwise affected by economic uncertainty.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the current/ U.S. federal government shutdown, it will not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

While we strive to mitigate these risks through contingency planning and industry government affairs efforts, the ultimate impact of any government shutdown is difficult to predict and may be outside our control. Any material adverse effects resulting from a government shutdown could have a negative impact on our business, financial position, and results of operations.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze and compare our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On November 17, 2025, Ronald Levy voluntarily resigned from his position as Chief Operating Officer of the Company. Such resignation is not due to any disagreement with the Company, its management, or its board of directors, and does not constitute a resignation from his positions as Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board, or Secretary. Also on November 17, 2025, the Board of Directors of the Company appointed Jared Strasser to serve as the Company’s Chief Operating Officer, effective immediately. Prior to joining the Company, Mr. Strasser served as the President of Technology Conversion Co.. There are no arrangements or understandings between Mr. Strasser and any other person pursuant to which Mr. Strasser was appointed as Chief Operating Officer. There are no family relationships between Mr. Strasser and any director or executive officer of the Company, and there are no related-party transactions with Mr. Strasser reportable under Item 404(a) of Regulation S-K. The Company is currently negotiating an employment agreement for Mr. Strasser, which will be submitted to the Board of Directors for approval. The Company expects to enter into an employment agreement with Mr. Strasser upon the terms approved by the Board.

On May 23, 2025, the Company issued a total of 83,603,144 shares of common stock, in lieu of cash to seven different consultants proving services to the Company.

On June 24, 2025 and June 25, 2025, the Company entered into stock agreement with five recipients to issue a total of 386,459,998 shares as a bonus to employees and contractors for services. Ronald Levy the Company’s CEO received 197,605,773 of those Common Shares and Holly Ruxin, a director, received 67,106,721 of those Common Shares. The Common Shares received by Mr. Levy and Ms. Ruxin were on the same terms and conditions as the other Recipients.

During the quarter, the Company completed regulatory review of the restatement of the financial statements included in the Form 10-K for the year ended December 31, 2023, including the impact on prior periods. In connection with this review, the Company updated and enhanced its disclosures to reflect the restatement and provide additional clarity.

ITEM 6. Exhibits.

Exhibit Number	Document

10.1	Promissory Note dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 22, 2025).

10.2	Pre-Funded Common Stock Purchase Warrant dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 22, 2025).

10.3	Consulting Agreement dated July 22, 2025 by and between The Crypto Company and Rafael Furst. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 22, 2025).

10.4	Securities Purchase Agreement, dated October 8, 2025, by and among the Company, Starchive.io, Inc., its equity holders, and Richard Averitt (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 9, 2025).

10.5	Form of Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 16, 2025).

10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 9, 2025).

10.7	Third Amendment to Promissory Note, dated September 29, 2025, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.9	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2025).

10.10	Form of Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2025).

10.11*	Securities Purchase Agreement dated June 30, 2025 by and between the Crypto Company and AJB Investments LLC.

10.12*	Promissory Note dated June 30, 2025 by and between the Crypto Company and AJB Investments LLC.

10.13*	Warrant dated June 30, 2025 by and between the Crypto Company and AJB Investments LLC.

10.14*	Security Agreement dated June 30, 2025 by and Between the Crypto Company and AJB Investments LLC.

31.1*	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2025	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board, and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

