Form 10-K
period 2025-12-31
Crypto Co
filed 2026-06-24
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the value of common stock held by non-affiliates was $2,465,473.

The number of shares outstanding of the Registrant’s common stock was 5,489,668,372 as of June 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE CRYPTO COMPANY

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, forward-looking statements include statements relating to future actions, prospective products, applications, customers, and technologies, and future performance or future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to execute our business plan and achieve profitability;
●	our levels of indebtedness;
●	rapidly advancing technology;
●	the impact of competitive or alternative services and technologies;
●	the impact of government regulations on certain uses of blockchain technology, volatility of digital assets in general, and the public perceptions of blockchain technology and cryptocurrency;
●	our exposure to and ability to defend third-party claims and challenges to our intellectual property rights;
●	our ability to obtain adequate financing in the future, as and when we need it;
●	our history of losses;
●	our ability to identify and acquire additional assets or businesses to enhance our revenue sources;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report.

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

Crypto Sub, Inc. (formerly known as The Crypto Company) (“Crypto Sub”) was incorporated in the State of Nevada on March 9, 2017. On June 7, 2017, Crypto Sub completed a reverse acquisition of Croe, Inc. On October 3, 2017, we changed our name to The Crypto Company to better reflect our new business. Our company address is currently located at 23823 Malibu Road, # 50477, Malibu, California, and our telephone number is (424) 228-9955. Our website can be accessed at www.thecryptocompany.com. The information contained on or that may be obtained from our website is not a part of this Report. Currently, we operate through one wholly owned subsidiary, Technology Convergence Company (“TechCC”) (formerly known as Blockchain Training Alliance) (“BTA”). We also have one inactive wholly owned subsidiary, CoinTracking, LLC (“CoinTracking”).

During the 2024 and 2025 fiscal years, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions.

BTA is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education as well as the general understanding of blockchain to corporate and individual clients.

Overview of Our Business

We are engaged in the business of developing and operating blockchain infrastructure and providing consulting services and education related to blockchain technology. Our operations encompass the acquisition, development, and commercialization of blockchain technology assets, enterprise blockchain solutions, and blockchain-based platforms. During 2025 and 2024, we generated revenues and incurred expenses primarily through our consulting operations.

Subsequent to the fiscal year ended December 31, 2025, on March 26, 2026, we completed the acquisition of all of the intellectual property of Frame Holdings Ltd., including the core technology required to own and operate the Frame Blockchain, a purpose-built Layer 1 blockchain designed to connect fragmented crypto ecosystems into a single interoperable settlement network. The acquisition was completed through our newly formed subsidiary, Frame Intelligence, LLC, and was structured as a simultaneous sign-and-close transaction with no TCC equity issued at closing and no upfront cash consideration. All equity consideration is milestone-based, tied to predefined performance and adoption thresholds. We intend to launch the Frame Blockchain in 2026. We believe this acquisition significantly expands our capabilities as a blockchain infrastructure company and positions us at the center of the growing crypto commerce and interoperability market.

Strategic Acquisitions

In furtherance of the development of our blockchain infrastructure and consulting services, we may seek from time to time additional strategic acquisitions of assets and/or majority and minority equity interests in entities and technology with characteristics such as (i) established, protectable and scalable revenues; (ii) substantial market share; (iii) established brand equity and customer loyalty; (iv) proprietary technology with competitive advantages; (v) quality personnel, and (vi) strategic access to international markets. Similarly, we may seek to acquire additional assets that complement our business or otherwise enter into strategic relationships as a means to grow our business operations and revenues.

Intellectual Property

We regard our intellectual property, service marks, and proprietary technology as having significant value and as being important factors in the marketing of our products and services. Following the acquisition of Frame Holdings Ltd.’s intellectual property subsequent to the fiscal year end, our intellectual property portfolio now includes the core technology underlying the Frame Blockchain, a Layer 1 interoperability and settlement network. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

Market Overview

The blockchain is a decentralized database or digital “ledger” of transactions across a peer-to-peer network of computers or “nodes” that use the underlying infrastructure of the Internet to validate and process valuable transactions. While using the blockchain, participants can transfer information across the Internet without the need for a central third party. In a financial transaction, the buyer and seller interact directly without the need for verification by a trusted third-party intermediary. The actual record of the transaction is pseudonymous, but the identifying information is encrypted, preventing personal information from being shared

The benefits of blockchain include the following:

●	Fraud reduction: Blockchain technology has the potential to positively disrupt most industries since it can work for nearly every type of transaction that involves value, including money, property, and goods. From a business perspective, the technology may be leveraged for process improvement, helping to reduce human error, prevent fraud, and streamline data storage.

●	Transparency: Financial organizations may use the blockchain to store records digitally and leverage the technology for any type of transaction that needs to be verified by a trusted third party.

●	Security: Transactions may include transferring digital or physical assets, verifying the chain of custody, and protecting intellectual property. In an era with increasing cybercrime and strict regulatory requirements, blockchain offers a highly fraud-resistant technology that can protect and authenticate almost any type of transaction.

●	Efficiency: Both Permissioned and Public blockchains offer significant improvements in efficiency to retail and business implementations by reducing cost and time in the duplicate databases and ledgers that companies and intermediaries must maintain in the absence of a shared, trusted, and immutable system.

Blockchain Interoperability

Despite the rapid growth of blockchain networks, the current crypto landscape remains highly fragmented. Major networks — including Bitcoin, Ethereum, Solana, Avalanche, and Polygon — each operate as largely isolated ecosystems, limiting the seamless transfer of assets, applications, and value across networks. This fragmentation represents one of the most significant structural limitations to mainstream blockchain adoption and the broader expansion of crypto commerce.

Layer 1 interoperability solutions address this challenge by enabling disparate blockchain networks to communicate and settle with one another through Frame as a common infrastructure. As crypto commerce expands globally and AI-driven autonomous agents begin transacting with digital assets at scale, demand for reliable, secure, and high-throughput interoperability infrastructure is expected to grow substantially. We believe that a purpose-built interoperability and settlement layer represents critical infrastructure for the next generation of digital asset commerce.

Through our acquisition of Frame Holdings Ltd.’s intellectual property, we are developing the Frame Blockchain, a Layer 1 network designed to unify fragmented blockchain ecosystems into a single interoperable settlement network. The Frame Blockchain incorporates post-quantum security and a private mempool architecture intended to prevent MEV bot extraction, or “Maximal Extractable Value”, which is a common vulnerability in existing blockchain protocols. We intend to launch the Frame Blockchain in 2026.

Competition

We operate across two complementary business lines: (i) blockchain consulting and education services, and (ii) blockchain infrastructure development, and we face competition in each.

In our consulting and education business, we compete with several firms ranging in size, including ConsenSys, Natsoft Corporation, Quest Global Technologies, and CGI Inc., as well as numerous companies that indirectly compete with us in the educational space.

In our blockchain infrastructure business, we compete with established Layer 1 blockchain networks and interoperability protocols, including but not limited to Polkadot, Cosmos, Chainlink’s Cross-Chain Interoperability Protocol (CCIP), and LayerZero, as well as emerging projects focused on cross-chain settlement. We believe the Frame Blockchain’s purpose-built interoperability architecture, post-quantum security features, and private mempool design differentiate it from existing solutions. However, many of our competitors in this space have greater financial resources, larger developer communities, and more established market positions than we currently possess.

Governmental Regulations

Various uses of blockchain technology are subject to regulation by various governmental entities such as the U.S. Securities and Exchange Commission (the “SEC”), the U.S. Commodities Future Trading Commission (“CFTC”), Federal Trade Commission (“FTC”), and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury and governmental bodies in other countries. Other regulatory bodies are governmental or semi- governmental and have shown an interest in regulating or investigating companies engaged in the blockchain business (NASDAQ, NYSE, FINRA, state securities commissions).

Blockchain-related regulations are evolving with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses. Regulations will likely increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to the Company’s businesses, or when they will be effective. Various bills have also been proposed in Congress for adoption related to the Company’s business, which may be adopted and have an impact on it. As the regulatory and legal environment evolves, the Company may become subject to new laws and further regulation by the SEC and other agencies.

Employees

As of June 24, 2026, we had 4 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item 1B.

Item 1C. Cybersecurity

Risk Management and Strategy

We use a variety of cloud-based third-party service providers in our operations. These systems support our email, document storage, office applications, internal communications, payroll administration, bill payment processing, website hosting, stock transfer and capitalization table management, and online payment processing.

We do not directly collect, process, or store our customers’ personally identifiable information in the ordinary course of our business. To the extent online payment transactions are processed, they are handled by a third-party payment processor, and personal information is not provided to us.

Our cybersecurity practices are designed to protect our systems, accounts, and business information through administrative and technical safeguards for our operations. These measures include:

●	requiring periodic password changes for users with access to our systems and accounts;
●	requiring two-factor authentication on devices connected to our key business platforms and financial accounts;
●	limiting access to bank accounts and trading accounts to authorized officers of the Company;
●	provisioning user accounts only for active authorized personnel and removing access when no longer required; and
●	monitoring service-provider communications, including product updates, service status notifications, vulnerability disclosures, and similar announcements from our cloud providers and other vendors.

Because we rely significantly on third-party hosted platforms, we also depend in part on the cybersecurity controls and incident response capabilities of those providers. If a vendor notifies us of a data breach or other cybersecurity event affecting one of our accounts or services, our officers would take responsive measures as appropriate, including restricting or locking down access and following the vendor’s remediation guidance. If any personnel suspect a data breach or other cybersecurity incident, they are required to report the matter to our Chief Operating Officer, who is responsible for coordinating an immediate response intended to contain the issue and engage the relevant service provider and appropriate authorities, as needed.

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

Governance

Cybersecurity risk oversight is managed by our executive officers, who are responsible for administering user-access controls, monitoring vendor communications relevant to cybersecurity, and coordinating response actions in the event of a suspected or confirmed incident. Given the nature and scale of our operations, we believe this approach is appropriate, although cybersecurity threats continue to evolve and there can be no assurance that our safeguards or those of our third-party providers will be sufficient to prevent all incidents.

Item 2. Properties

For the years ended December 31, 2025, and 2024, the Company did not own or lease any real property.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The trading symbol for our common stock is “CRCW” and our common stock trades on the OTC market.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTCQB for December 31, 2025, and December 31, 2024.

Period	High	Low
2025
First Quarter	$0.0008	$0.0005
Second Quarter	$0.0010	$0.0006
Third Quarter	$0.0100	$0.0007
Fourth Quarter	$0.0080	$0.0027

Period	High	Low
2024
First Quarter	$0.0037	$0.0008
Second Quarter	$0.0022	$0.0012
Third Quarter	$0.0085	$0.0016
Fourth Quarter	$0.0012	$0.00475

Dividends

The Company has not paid any dividends since its incorporation. Any determination to pay any future dividends will remain at the discretion of the Board and will be made based on the Company’s financial condition and other factors deemed relevant by the Board. There are currently no restrictions on the ability of the Company to pay dividends except as set out under the Company’s governing documents. Future dividend payments will depend on continued compliance with our financial covenants, as well as our earnings, financial condition, capital expenditure requirements, surplus, and other factors that our Board considers relevant.

Holders

As of April 30, 2026, there were 167 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has issued equity awards in the form of stock options pursuant to The Crypto Company 2017 Equity Incentive Plan (the “2017 Plan”), which was approved by stockholders on August 24, 2017. Under the terms of the 2017 Plan, a total of 5,000,000 shares of stock were reserved for issuance and/or as stock options.

The following table sets forth information about the 2017 Plan as of December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, at December 31, 2024	2,281,429	$2.26	3.25	5,155,003
Options granted	-	-
Options cancelled	-	-
Options exercised	-	-
Options outstanding, at December 31, 2025	2,281,429	$2.26	2.25	$5,155,003
Vested and exercisable at December 31, 2025	2,281,429	$2.26	2.25	$5,155,003

As of December 31, 2025, there remain 2,718,571 shares available for issuance under the 2017 Plan or that are not otherwise reserved under outstanding stock options.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of its equity securities during fiscal year 2025.

Unregistered Sales of Equity Securities.

As of December 31, 2025, the Company had 19,000,000,000 shares of common stock, par value $0.001 authorized. As of December 31, 2025 and December 31, 2024, there were 5.058,291,867 and 3,032,746,878 shares of common stock outstanding, respectively.

On December 19, 2025, the Company issued 446,477,338 shares and 713,915,563 prefunded warrants to AJB in exchange for eliminating $2,931,356 in principle and $783,991 in accrued interest owed to AJB. Each share was valued at $0.004 for a total value of $4,763,477.

On October 3, 2025, the Company added one additional member to the Company’s Advisory Board, Austin Davis, and issued him 821,573 common shares in exchange for his board advisory services. Additionally, in October 2025 the Company issued 14,748,699 common shares to service providers; and 5,100,000 common shares to a service provider to reduce $26,189 in debt owed to that service provider.

On October 3, 2025, the Company entered into a Subscription Agreement with an accredited investor, White Dwarf LLC, pursuant to which the Company agreed to sell and issue 10,000,000 shares of the Company’s Common Stock, par value $0.001 for an aggregate purchase price of 0.437411 BTC.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested in this Annual Report.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to several factors, including, but not limited to, risks generally described in this Annual Report.

We are engaged in the business of providing consulting services and education for blockchain technology and for the building of technological infrastructure and enterprise blockchain technology solutions. We currently generate revenues and incur expenses solely through these consulting and education operations.

Recent Events

Starchive Rescission

On March 19, 2026, the Company entered into a Mutual Transfer and Release Agreement (the “Agreement”) with Starchive.io, Inc., a Delaware corporation (“Starchive”), Peter Agelasto IV, Richard G. Averitt, and Digital Relab LLC (collectively, the “Sellers”), and Richard Averitt, solely in his capacity as the Sellers’ representative.

The Agreement provides for the rescission, ab initio, of that certain Securities Purchase Agreement dated October 8, 2025 (the “SPA”), pursuant to which the Company had acquired 50.1% of the outstanding capital stock of Starchive. The Agreement unwinds and reverses the transactions contemplated by the SPA as if such transactions had never occurred.

Pursuant to the Agreement, effective as of October 16, 2025 (the “Effective Date”), the Company transferred all of its right, title, and interest in the shares of Starchive acquired under the SPA back to the Sellers. In exchange, the Sellers surrendered to the Company for cancellation an aggregate of 433,633,691 shares of the Company’s common stock, par value $0.001 (“Common Stock”) previously issued to the Sellers under the SPA. All convertible promissory notes issued by the Company to the Sellers in connection with the SPA were surrendered and cancelled, with no principal or interest remaining outstanding.

The Company agreed to issue 151,748,756 shares of its Common Stock to Starchive valued at approximately $151,800 and provided up to $500,000 in indemnification as consideration for the rescission, settlement, and mutual release of claims arising from the SPA and the transactions contemplated thereby, resulting in an accrued liability of $651,800 on the Company’s balance sheet. Additionally, as a result of the rescission, the Company recorded approximately $427,000 in legal, accounting, and other expenses. In total, the Company recorded $1,078,800 in expenses on its statement of operations for the year ended December 31, 2025.

AJB Debt Conversion Agreement

On November 26, 2025, the Company entered into a Debt Conversion Agreement with AJB Capital Investments LLC. As of the closing, the Company had an outstanding principal balance and accrued but unpaid interest owed to AJB under various notes (collectively, the “Obligations”). Under the Agreement, the parties agreed to convert $3,808,733 of the Obligations (the “Conversion Amount”), representing that portion of the Obligations evidenced by the various notes, into consideration to be delivered at closing. At closing, the Company issued to AJB 446,477,338 shares of the Company’s Common Stock (the “Conversion Shares”), paid AJB $500,000 in cash, and issued to the AJB a pre-funded warrant to purchase up to 713,915,563 shares of the Company’s Common Stock.

The parties acknowledge that, upon closing, all outstanding notes between the Parties will be cancelled and of no further force or effect, except for a single remaining obligation to be evidenced by an amended and restated promissory note (the “New Note”), which shall represent the sole remaining outstanding amount of the Obligations following the closing. In connection with the conversion of the Conversion Amount, the Company and AJB have also agreed that, at closing, they will amend and restate the Securities Purchase Agreement dated November 7, 2024 (the “Restated SPA”), which will provide AJB with a second-priority, subordinated security interest in all assets of the Company pursuant to the Security Agreement dated November 7, 2024 and will govern the issuance of the New Note in the principal amount of $93,386, which shall be the only note outstanding between the parties following the closing.

The Agreement included a leak-out provision under which, upon closing, AJB cannot sell, transfer, or otherwise dispose of Conversion Shares and Warrant Shares in the aggregate in excess of fifteen percent (15%) of the five-day volume-weighted average trading volume of the Company’s Common Stock, or 20,000,000 shares per trading day, without the prior written consent of the Company.

Results of Continuing Operations

Comparison of the fiscal years ended December 31, 2025 and December 31, 2024

For the year ended December 31, 2025, revenues relating to consulting services were $18,527 compared to $44,814 for the year ended December 31, 2024. The decrease in revenue is mainly attributable to a decrease in online sales due to increased third party competition.

Cost of services for the years ended December 31, 2025, and December 31, 2024, were $0 and $9,394, respectively. The decrease is attributable to the decrease in revenue. The cost of services of TechCC, a wholly owned subsidiary of the Company, is comprised of payroll expense. There were no direct payroll costs associated with the 2025 revenue.

General and administrative expenses

For the year ended December 31, 2025, our general and administrative expenses were $2,573,679, compared to $890,435 for the year ended December 31, 2024. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses for the Company, excluding payroll at TechCC and depreciation and amortization expenses. The increase in the 2025 period is attributable to one-time general and administrative costs of $1,078,800 related to the rescission of the Starchive.io transaction and increased payroll and professional services fees.

Share-based compensation was $628,473 for the year ended December 31, 2025, compared to $5,285,690 for the year ended December 31, 2024. The decrease in the 2025 period is attributable to the issuance of Preferred A voting stock valued at $3,032,710 granted to the Company’s CEO.

Other Income (Expense)

Other income for the year ended December 31, 2025, was $1,151,132 compared to other expense of $1,822,369 during the same period in 2024. The material improvement in other expenses in the 2025 period is primarily attributable to a gain on the forgiveness of debt of $1,545,211 and the change in derivative liability of $755,000 in 2025, compared to $0 and derivative liability expense of $(1,319,366), respectively in 2024. Additionally, interest expense in the 2025 period increased to $1,135,607 compared to $503,003 in 2024 due to numerous financings in 2025 compared to 2024.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since its inception. As of December 31, 2025, we had cash on hand of $97,205. Our net loss was $1,918,127 for the year ended December 31, 2025. Our working capital was negative $6,210,341 as of December 31, 2025.

During 2025, we funded our operations with various loans, convertible debt, and equity issuances, as described in this Annual Report . We intend to continue funding our operations, if possible, through equity issuances. There can be no assurances that we will be successful in obtaining additional funding or that funding can be obtained on favorable terms.

Operating Activities

We have incurred, and expect to continue to incur, significant expenses in the areas of professional fees and contracting services.

Net cash used in operating activities for the year ended December 31, 2025, was $1,411,627 compared to net cash used of $813,546 for the year ended December 31, 2024. The increase is primarily attributable to an increase in losses in 2025 after subtracting non-cash share-based compensation in both periods, offset by an increase in accounts payable and accrued expenses in the 2025 period compared to 2024.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025, was $0 compared to net cash used of $0 for the year ended December 31, 2024.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025, was $1,507,069 compared to $742,339 for the year ended December 31, 2024. The increase of $764,730 was primarily due to proceeds from the issuance of convertible notes in 2025 of $1,010,780 compared to $0 in the 2024 period, offset by a decrease in proceeds from notes payable of $742,339 compared to $496,918.

Subsequent to December 31, 2025, we have raised $270,000 in cash, and 0.2659574468 BTC proceeds (valued at approximately $19,000) from various transactions described in the Note 10 (Subsequent Events) to the Consolidated Financial Statements.

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

Equity instruments (“instruments”) issued to non-employees are recorded based on the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity-Based Payments to Non-Employees (“ASC 505”), defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The compensation cost is remeasured at fair value at each reporting period when the award vests. As a result, stock option-based payments to non-employees can result in significant volatility in compensation expense.

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

We perform our annual goodwill impairment test on the first day of our fourth quarter based on the income approach, also known as the discounted cash flow (“DCF”) method, which utilizes the present value of future cash flows to estimate fair value. We also use the market approach, which utilizes market price data of companies engaged in the same or a similar line of business as that of our company, to estimate fair value. A reconciliation of the two methods is performed to assess the reasonableness of the fair value of each of the reporting units.

The future cash flows used under the DCF method are derived from estimates of future revenues, operating income, working capital requirements, and capital expenditures, which in turn reflect specific global, industry, and market conditions. The discount rate developed is based on data and factors relevant to the economies in which the business operates and other risks associated with those cash flows, including the potential variability in the amount and timing of the cash flows. A terminal growth rate is applied to the final year of the projected period and reflects our estimate of stable growth to perpetuity. We then calculate the present value of the respective cash flows for each reporting unit to arrive at the fair value using the income approach, and then determine the appropriate weighting between the fair value estimated using the income approach and the fair value estimated using the market approach. Finally, we compare the estimated fair value of our goodwill and indefinite-lived assets to their respective carrying value in order to determine if the goodwill assigned to each reporting unit is potentially impaired. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, which eliminated Step 2 from the goodwill impairment test. If the fair value of the asset exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the asset is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the asset’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that asset.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events, or uncertainties that are likely to have a material effect on our financial condition.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of December 31, 2025. Based upon the required restatement of the December 31, 2023, financial statements, management determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and include those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

As a result of the restatement of the December 31, 2023 financial statements which occurred during 2025, management has concluded that, as of December 31, 2025, our disclosure controls and procedures and internal control over financial reporting were not effective.

Changes in Internal Control Over Financial Reporting

As a result of the material restatement of the 2023 Form 10-K there was a change in our internal control over financial reporting that occurred during the year ended December 31, 2025, that has materially affected our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Management is in the process of raising capital to hire additional personnel to address its internal control weakness

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor did any director or officer adopt or terminate any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below is certain information regarding our current executive officers and directors. Each of the directors was elected to serve until our next annual meeting of stockholders or until his or her successor is elected and qualified. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position
Ronald Levy	66	Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary

Holly Ruxin	55	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers, directors, or key employees.

Ron Levy. Mr. Levy, 66, has served as our Chief Executive Officer and a Director since May 2018 and as Interim Chief Financial Officer since June 11, 2025. Mr. Levy also previously served as our Chief Operating Officer until November 17, 2025. Mr. Levy’s experience includes consulting for various emerging growth companies through various growth cycles. He also serves as Chief Operating Officer and beneficial owner at Redwood Fund, LP, a private investment fund and major stockholder of the Company, since February 2014, and Ladyface Capital, LLC, the General Partner of Redwood Fund, LP, since July 2013.

Holly Ruxin. Ms. Holly Ruxin, 55, has served as a member of the Board since April 2018 and currently serves as Chief Executive Officer of Montcalm TCR, a San Francisco-based wealth management and capital markets trading firm. Ms. Ruxin began her investment career at Goldman Sachs in the fixed income derivatives arena, and she has managed client assets and led private client teams at Morgan Stanley, Montgomery Securities, and Bank of America for over twenty years. Ms. Ruxin is also the founder of Trevor TCR, a non-profit organization designed to invest in what matters and achieve transformation through giving. Ms. Ruxin received a Master of Business Administration in Finance from Columbia University and a Bachelor of Arts in Economics from the University of Michigan. We determined that Ms. Ruxin should serve as a director because of her extensive asset management and capital markets experience.

Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and any beneficial owner of more than 10% of our common stock, as well as certain affiliates of those persons, must file reports with the SEC showing the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Based on our review of these reports and written representations of our directors and executive officers, we believe that all required reports in 2025 were filed in a timely manner.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics that applies to every director, officer and employee of the Company. The Code of Conduct and Ethics includes written standards that are reasonably designed to deter wrongdoing and to promote:

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

Audit Committee and Audit Committee Financial Expert

The board of directors has an Audit Committee comprised of one independent board member, Holly Ruxin, who is a financial expert. Ms. Ruxin oversees the accounting and financial reporting processes of the Company and the audits of the Company’s consolidated financial statements.

Annual Meetings for Election of Directors

Under Nevada law, directors are to be elected at annual meetings of stockholders. The Company has not held annual meetings of stockholders for the election of directors as contemplated by Nevada law. The Company has nevertheless continued to operate through its incumbent directors and officers. Under Nevada law, directors generally serve until their successors are elected and qualified, and incumbent directors may continue to serve as holdover directors in the absence of an annual meeting. However, the Company can provide no assurance that its historical governance practices satisfied all requirements applicable to the timing and conduct of stockholder meetings and director elections, or that such practices would not be subject to challenge. The Company intends to take steps to ensure compliance with applicable Nevada law requirements regarding the holding of stockholder meetings and the election of directors going forward.

Item 11. Executive Compensation

2025 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that were earned during the fiscal year indicated by our named executive officers for 2025.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ron Levy, (Chief Executive Officer and Interim Chief	2025	$360,000	(2)	-	-	-	-	-	$360,000
Financial Officer)(1)	2024	$360,000	(2)	-	-	-	-	-	$360,000

(1)	Appointed as Chief Executive Officer on May 21, 2018.

(2)	The total CEO’s salary for the years ended December 31, 2025, and December 31, 2024, was $360,000 per year. The total salary for the two years amounted to $660,000, all of which was deferred. As of December 31, 2025, the total accrued compensation due to Mr. Levy dating back to 2022 amounted to $1,276,082 on an interest-free basis and is recorded in accrued expenses on the Company’s balance sheet as of December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2025, the Company did not issue any stock options.

Employee Benefits

We currently do not offer any employee benefit plans, including any 401(k) plan.

Director Compensation Policy

The board of directors of the Company does not have a compensation committee. The board of directors determines the amount and form of executive and director compensation.

As previously disclosed, the Company entered into a Director Services Agreement with Holly Ruxin, effective April 7, 2018. Pursuant to the Director Services Agreements, each director is be entitled to receive (i) a fee of $80,000 per annum, payable quarterly, and (ii) a ten-year option to purchase 100,000 shares of common stock of the Company at an exercise price of $10.00 per share, which option shall be fully vested on the six-month anniversary of the date of grants.

The table below summarizes the compensation earned or paid to our non-employee directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Holly Ruxin	80,004	-	80,004	(1)

(1)

The total Director’s fees for the years ended December 31, 2025, and December 31, 2024, was $80,004 per year. The total fees for the two years amounted to $160,008, all of which was deferred. As of December 31, 2025, the total accrued fees due to Ms. Ruxin dating back to 2019 amounted to $522,693 on an interest-free basis and is recorded in accrued expenses on the Company’s balance sheet as of December 31, 2025. This accrued amount is net of $4,000 that was paid in Q4 2025.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place concerning the timing of awards of options in relation to the disclosure of material nonpublic information, our Board does not seek to time equity grants to take advantage of information, either positive or negative, about our Company that has not been publicly disclosed.

Similarly, it is our practice not to time the release of material nonpublic information based on equity award grant date or for the purpose of affecting the value of executive compensation. During the year ended December 31, 2025, we did not grant stock options four business days before or one business day following the release of material non-public information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure in Item 5 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 15, 2026, regarding the beneficial ownership of our common stock by the following persons:

●	each stockholder or group of stockholders who, to our knowledge, owns more than 5% of our common stock;
●	each of our named executive officers;
●	each director; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. The address for each of our named executive officers and directors is c/o The Crypto Company, 23823 Malibu Road #50477, Malibu, California 90265. As of April ___, 2026 there were 5,489,668,372 shares of common stock outstanding subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 15, 2026 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Ron Levy (1)(3)	734,288,200	13.38%
Holly Ruxin (2)	186,080,391	3.39%
Jared Strasser	177,515,459	3.23%

All directors and officers as a group	1,097,884,050	20.00%

5% shareholders
Mark Andrew Uram	674,000,000	12.27%
1215 Alene Drive
Plainfield, Illinois 60586

(1)	Includes vested options to purchase 1,250,000 shares of common stock that may be exercised at any time.
(2)	Includes vested options to purchase 350,000 shares of common stock that may be exercised at any time.
(3)

Does not include a total of ten (10) shares of the Company’s Series A preferred voting stock. Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company, so the company used the equity method to value the shares. The 10 Series A Preferred shares convertible shares can be converted into 9,500,000,000 voting shares.

Change in Control

As of the date of this report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

While our board of directors has not adopted a formal written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions, it is the Company’s practice and procedure to present all transactions, arrangements, relationships or any series of similar transactions, arrangements or relationships, in which the Company was or is to be a participant and a related person had or will have a direct or indirect material interest, to the board of directors for approval.

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

During the year ended December 31, 2025, there have been no related party transactions.

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Stock Market. On the basis of that information, the board has determined that Holly Ruxin is independent within the meaning of such rules.

Item 14. Principal Accountant Fees and Services

On March 11, 2026, the Board of Directors of the Company approved the dismissal of Bush & Associates CPA LLC (“Bush”) as the Company’s independent registered public accounting firm, effective March 12, 2026. Also on March 11, 2026, the Board of Directors of the Company approved the appointment of Beckles & Co. as the Company’s new independent registered public accounting firm, effective March 12, 2026, for the fiscal year ending December 31, 2025.

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2025 and 2024 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, and (ii) other services rendered in connection with tax preparation, compliance, advice, and assistance.

	Year Ended December 31,
	2025	2024
Audit fees-Bush and Associates	165,000	156,000
Other audit services-Beckles & Co.	$12,575	$-
Total fees	$177,575	$156,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See pages beginning with page F-1.

Exhibit Index

Exhibit
No.	Description of Exhibit	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.1	6/9/17

2.2	Share Purchase Agreement, dated as of June 7, 2017, by and among Croe, Inc., The Crypto Company, Uptick Capital, LLC and John B. Thomas P.C., in its sole capacity as representative for certain shareholders of the Croe, Inc. listed on Schedule I thereto	8-K	2.2	6/9/17

2.3	Share Exchange Agreement, dated as of June 7, 2017, by and between Croe, Inc. and Michael Poutre, in his sole capacity as representative for the shareholders of Crypto	8-K	2.3	6/9/17

2.4	Equity Purchase Agreement, dated as of December 22, 2017, by and among The Crypto Company, CoinTracking, LLC, Kachel Holding GmbH and Dario Kachel	8-K	2.1	1/16/18

2.5	Purchase and assignment of shares, agreements on a purchase price of loan agreement and compensation agreement, dated as of December 28, 2018, by and among CoinTracking, LLC, Kachel Holding GmbH and CoinTracking GmbH	8-K	2.1	1/4/19

2.6	Stock Purchase Agreement by and among The Crypto Company, Blockchain Training Alliance, Inc. and certain stockholders dated March 15, 2021	10-K	2.6	3/30/21

3.1	Articles of Conversion (Utah)	8-K	3.1	10/11/17

3.2	Articles of Conversion (Nevada)	8-K	3.2	10/11/17

3.3	Articles of Incorporation of The Crypto Company	8-K	3.3	10/11/17

3.4	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.4	10/11/17

3.5	Certificate of Amendment to Articles of Incorporation of Crypto Sub, Inc.	8-K	3.1	2/7/23

3.6	Amended and Restated Bylaws	8-K	3.1	2/28/18

3.7	Certificate of Amendment to Articles of Incorporation	8-K	3.01	9/6/24

10.1	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 8, 2017)	8-K	10.1	9/29/17

10.2	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 20, 2017)	8-K	10.2	9/29/17

10.3	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (September 25, 2017)	8-K	10.3	9/29/17

10.4	Form of Common Stock Purchase Warrant (September 25, 2017)	8-K	10.4	9/29/17

10.5	Form of Securities Purchase Agreement by and between the Company and each purchaser thereunder (December 12, 2017)	8-K	10.1	12/13/17

10.6	Form of Non-Qualified Stock Option Agreement	8-K	10.1	4/17/18

10.7	Separation Agreement and General Mutual Release	8-K	10.1	5/25/18

10.8	Form of Director Services Agreement	8-K	10.2	5/25/18

10.9	Securities Purchase Agreement, dated February 29, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.9	4/16/24

10.10	Promissory Note in favor of AJB Capital Investments, LLC, dated February 29, 2024	10-K	10.10	4/16/24

10.11	Security Agreement, dated February 29, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.11	4/16/24

10.12	Securities Purchase Agreement, dated February 23, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.12	4/16/24

10.13	Promissory Note in favor of AJB Capital Investments, LLC, dated February 23, 2024	10-K	10.13	4/16/24

10.14	Security Agreement, dated February 23, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.14	4/16/24

10.15	License Agreement with AllFi Holdings LLC	8-K	10.1	2/29/24

10.16	Voluntary Mutual Termination and Release Agreement with TelBill, LLC	8-K	10.2	2/29/24

10.17	Securities Purchase Agreement, dated February 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.17	4/16/24

10.18	Promissory Note in favor of AJB Capital Investments, LLC, dated February 1, 2024	10-K	10.18	4/16/24

10.19	Security Agreement, dated February 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.19	4/16/24

10.20	Securities Purchase Agreement, dated November 13, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.20	4/16/24

10.21	Promissory Note in favor of AJB Capital Investments, LLC, dated November 13, 2023	10-K	10.21	4/16/24

10.22	Security Agreement, dated November 13, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.22	4/16/24

10.23	Intellectual Property Assignment Agreement by and between The Crypto Company and AllFi Technologies, Inc.	8-K	10.1	10/10/23

10.24	Subscription Agreement by and between the Crypto Company and AllFi Technologies, Inc.	8-K	10.2	10/10/23

10.25	Code Licensing Commercial Agreement by and between The Crypto Company and TelBill, LLC	8-K	10.1	9/7/23

10.26	Securities Purchase Agreement, dated June 26, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.26	4/16/24

10.27	Promissory Note in favor of AJB Capital Investments, LLC, dated June 26, 2023	10-K	10.27	4/16/24

10.28	Security Agreement, dated June 26, 2023, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.28	4/16/24

10.29	Second Amendment to Promissory Note in favor of AJB Capital Investments, LLC, dated April 14, 2023	10-K	10.29	4/16/24

10.30	Securities Purchase Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC.	10-K	10.30	4/16/24

10.31	Promissory Note in favor of AJB Capital Investments, LLC, dated April 12, 2024.	10-K	10.31	4/16/24

10.32	Security Agreement dated April 12, 2024, between The Crypto Company and AJB Capital Investments, LLC.	10-K	10.32	4/16/24

10.33	First Amendment to Promissory Note, dated May 1, 2024, by and between the Crypto Company and AJB Investments LLC	8-K	10.1	5/7/24

10.34	Second Amendment to Promissory Note, dated May 15, 2024, by and between the Crypto Company and AJB Investments LLC	8-K	10.1	5/23/24

10.35	Settlement and Release Agreement by and between AllFi Technologies, AllFi Holdings LLC, and the Company	8-K	10.1	6/10/24

10.36	Contribution and Assignment Agreement by and between the Company, AllFi Technologies, and AllFi Holdings	8-K	10.2	6/10/24

10.37	Stock Purchase Agreement by and between AllFi Technologies and AllFi Holdings	8-K	10.3	6/10/24

10.38	Form of Stock Agreement (for awards granted to certain employees and contractors on June 28, 2024)	10-Q	10.1	8/19/24

10.39	Promissory Note in favor of AJB Capital Investments, LLC, dated June 18, 2024.	10-Q	10.2	8/19/24

10.40	Securities Purchase Agreement dated June 18, 2024, between The Crypto Company and AJB Capital Investments.	10-Q	10.3	8/19/24

10.41	Promissory Note in favor of AJB Capital Investments, LLC, dated May 31, 2024.	10-Q	10.7	8/19/24

10.42	Securities Purchase Agreement dated May 31, 2024, between The Crypto Company and AJB Capital Investments	10-Q	10.8	8/19/24

10.43	Promissory Note dated July 15, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.1	11/19/24

10.44	Securities Purchase Agreement dated July 15, 2024, between The Crypto Company and AJB Capital Investments, LLC.	10-Q	10.2	11/19/24

10.45	Security Agreement dated July 15, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.3	11/19/24

10.46	Promissory Note dated August 28, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.4	11/19/24

10.47	Securities Purchase Agreement dated August 28, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.5	11/19/24

10.48	Security Agreement dated August 28, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-Q	10.6	11/19/24

10.49	Stock Agreement dated September 5, 2024, between The Crypto Company and Ronald Levy	10-Q	10.7	11/19/24

10.50	First Amendment to Promissory Note, dated November 18, 2024, by and between the Crypto Company and AJB Investments LLC	8-K	10.1	11/22/24

10.51	Promissory Note dated December 4, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.51	06/13/25

10.52	Security Agreement dated December 4, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.52	06/13/25

10.53	Securities Purchase Agreement dated December 4, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.53	06/13/25

10.54	Promissory Note dated November 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.54	06/13/25

10.55	Securities Purchase Agreement dated November 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.55	06/13/25

10.56	Security Agreement dated November 1, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.56	06/13/25

10.57	Promissory Note dated January 30, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.57	06/13/25

10.58	Security Agreement dated January 30, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.58	06/13/25

10.59	Securities Purchase Agreement dated January 30, 2024, between The Crypto Company and AJB Capital Investments, LLC	10-K	10.59	06/13/25

10.60	First Amendment to Promissory Note, dated October 1, 2024, by and between the Crypto Company and AJB Investments LLC	10-K	10.60	06/13/25

10.61	Second Amendment to Promissory Note, dated October 10, 2024, by and between the Crypto Company and AJB Investments LLC	10-K	10.61	06/13/25

10.62	Fifth Amendment to Promissory Note, executed on May 13, 2025, by and between the Crypto Company and AJB Capital Investments LLC.	8-K	10.1	05/19/25

10.63	Pre-Funded Warrant issued AJB Capital Investments LLC, executed on May 13, 2025.	8-K	10.2	05/19/25

10.64	Fourth Amendment to Promissory Note, dated March 10, 2025, by and between the Crypto Company and AJB Investments LLC.	8-K	10.1	03/13/25

10.65	Consulting Agreement between the Company and David Natan, effective as of March 12, 2025.	8-K	10.2	03/13/25

10.66	Third Amendment to Promissory Note, dated February 11, 2025, by and between the Crypto Company and AJB Investments LLC.	8-K	10.1	02/13/25

10.67	Consulting Agreement dated as of January 23, 2025.	8-K	10.1	01/29/25

10.68	Second Amendment to Promissory Note, dated October 10, 2024, by and between the Crypto Company and AJB Investments LLC.	8-K	10.2	01/29/25

10.69	Second Amendment to Promissory Note, dated January 8, 2025, by and between the Crypto Company and AJB Investments LLC.	8-K	10.1	01/13/25

10.70	Stock Agreement by and between the Company and Holly Ruxin dated as of June 2025.	*

10.71	Stock Agreement by and between the Company and Ronald Levy dated as of June 2025.	*

10.72	Stock Agreement dated as of June 25, 2025, by and between The Crypto Company and Leonid Sorin (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 15, 2025).	10-Q	10.1	8/15/25

10.73	Stock Agreement dated as of June 25, 2025, by and between The Crypto Company and Rafael Furst (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q dated August 15, 2025).	10-Q	10.2	8/15/25

10.74	Stock Agreement dated as of June 25, 2025, by and between The Crypto Company and Jared Strasser (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated August 15, 2025).	10-Q	10.3	8/15/25

10.75	Stock Agreement dated as of June 24, 2025, by and between The Crypto Company and Ronald Levy (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q dated August 15, 2025).	10-Q	10.4	8/15/25

10.76	Stock Agreement dated as of June 24, 2025, by and between The Crypto Company and Holly Ruxin (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q dated August 15, 2025).	10-Q	10.5	8/15/25

10.77	Board Advisory Agreement dated August 19, 2025, by and between the Company and Josh Kriger.	*

10.78	Board Advisory Agreement dated August 19, 2025, by and between the Company and Robert Nail.	*

10.79	Board Advisory Agreement dated September 30, 2025, by and between the Company and Austin Davis.	*

10.80	Consulting Agreement dated September 15, 2025, by and between the Company and Jennifer Leo.	*

10.81	Consulting Agreement, dated as of March 20, 2026, by and between the Company and Frame Holdings (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 26, 2026).	8-K	10.2	3/26/26

10.82	Consulting Agreement dated July 22, 2025 by and between The Crypto Company and Rafael Furst (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated July 22, 2025).	8-K	10.3	7/22/25

10.83	Promissory Note dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 22, 2025).	8-K	10.1	7/22/25

10.84	Pre-Funded Common Stock Purchase Warrant dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 22, 2025).	8-K	10.2	7/22/25

10.85	Promissory Note, executed on June 30, 2025, by and between The Crypto Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q dated August 15, 2025).	10-Q	10.6	8/15/25

10.86	Securities Purchase Agreement, executed on June 30, 2025, by and between The Crypto Company and AJB Capital Investments LLC(incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q dated August 15, 2025).	10-Q	10.7	6/30/25

10.87	Security Agreement, executed on June 30, 2025, by and between The Crypto Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q dated August 15, 2025).	10-Q	10.8	8/15/25

10.88	Third Amendment to Promissory Note, dated September 29, 2025, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 29, 2025).	8-K	10.2	9/29/25

10.89	Debt Conversion Agreement, dated November 26, 2025, by and between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2025).	8-K	10.1	12/3/25

10.90	Amended and Restated Securities Purchase Agreement dated as of December 10, 2025, by and between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated December 10, 2025).	8-K	10.5	12/10/25

10.91	Amended and Restated Promissory Note dated as of December 10, 2025, by and between the Company and AJB Capital Investments LLC(incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K dated December 10, 2025).	8-K	10.6	12/10/25

10.92	Pre-Funded Warrant dated as of December 10, 2025, by and between the Company and AJB Capital Investments LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K dated December 10, 2025).	8-K	10.7	12/10/25

10.93	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A dated August 21, 2025).	8-K/A	10.1	8/21/25

10.94	Form of Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A dated August 21, 2025).	8-K/A	10.2	8/21/25

10.95	Form of Subscription Agreement(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 29, 2025).	8-K	10.1	9/29/25

10.96	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 9, 2025).	8-K	10.1	10/9/25

10.97	Securities Purchase Agreement, dated October 8, 2025, by and among the Company, Starchive.io, Inc., its equity holders, and Richard Averitt (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated October 9, 2025).	8-K	10.2	10/9/25

10.98	Form of Conversion Agreement dated as of November 25, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 10, 2025).	8-K	10.1	12/10/25

10.99	Form of Promissory Note dated as of December 4, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 10, 2025).	8-K	10.2	12/10/25

10.100	Form of Security Agreement dated as of December 4, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 10, 2025).	8-K	10.3	12/10/25

10.101	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 22, 2026).	8-K	10.1	1/22/26

10.102	Mutual Transfer and Release Agreement, dated March 19, 2026, by and among The Crypto Company, Starchive.io, Inc., Peter Agelasto IV, Richard G. Averitt, Digital Relab LLC, and Richard Averitt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 23, 2026).	8-K	10.1	3/23/26

10.103	Asset Purchase Agreement, dated as of March 20, 2026, by and among the Company, Frame Intelligence, LLC, Frame Holdings Ltd, and Sean Docherty (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 26, 2026).	8-K	10.1	3/26/26

21.1	List of Subsidiaries of The Crypto Company	*

31	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification of the Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on June 24, 2026

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Crypto Company as of December 31, 2025 and 2024, the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as the Company’s auditor since 2025

West Palm Beach, FL

June 24, 2026

400 Columbia Drive, Suite 101

West Palm Beach, FL 33409

Ph.561 689-4093

Fax: 954 827-0968

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,205	$1,763
Total current assets	97,205	1,763
Cryptocurrency	123,794	-
TOTAL ASSETS	$220,999	$1,763

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,876,849	$3,549,339
Other liabilities	207,938	207,938
Notes payable	533,670	2,805,253
Derivative liability	563,417	1,319,366
Convertible debt -net of discount	1,125,673	125,000
Total current liabilities	6,307,546	8,006,897
Notes payable - other	11,976	12,625
TOTAL LIABILITIES	6,319,522	8,019,522

STOCKHOLDERS’ DEFICIT
Preferred A voting stock, $0.001 par value; 10 shares authorized 10 and -0- shares issued and outstanding, respectively, as of December 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 19,000,000,000 shares authorized 5,058,291,867 and 3,032,746,878 shares issued and outstanding, respectively, as of December 31, 2025 and December 31, 2024, respectively.	5,058,291	3,032,746
Additional paid-in-capital	45,550,140	43,675,323
Accumulated deficit	(56,706,954)	(54,725,828)
TOTAL STOCKHOLDERS’ DEFICIT	(6,098,523)	(8,017,759)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$220,999	$1,763

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2025	December 31, 2024
Revenue:
Services	$18,527	$44,814
Cost of services	-	9,394
Gross margin	18,527	35,420

Operating expenses:
General and administrative expenses	2,573,679	890,435
Share based compensation	628,473	5,285,690
Change in the fair market value of cryptocurrency	(51,367)	-
Total operating expenses	3,150,785	6,176,125
Operating loss	(3,132,259)	(6,140,705)

Other income (expense)
Gain on the extinguishment of debt	233,991	-
Change in derivative liability	755,950	(1,319,366)
Other income	10,000	-
Realized loss on the sale of cryptocurrency	(258,413)	-
Gain on the forgiveness of debt	1,545,211	-
Interest expense	(1,135,607)	(503,003)
Total other expense (income)	1,151,132	(1,822,369)
Loss before provision for income taxes	(1,981,127)	(7,963,076)
Provision for income taxes	-	-
Net (loss)	$(1,981,127)	$(7,963,076)

Net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding basic and diluted	3,729,589,754	1,943,159,789

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred A stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2023 -Restated	-	$-	565,709,873	$565,710	$39,932,605	$(46,762,752)	$(6,264,437)

Stock compensation expense					332,732		332,732

Stock compensation expenses in connection with the issuance of Preferred A voting stock	10				3,032,710		3,032,710

Adj additional paid in capital					3,000		3,000

Debt discount for warrants					17,998		17,998

Common stock issued for debt conversion			2,467,037,005	2,467,036	356,278		2,823,314

Net loss						(7,963,076)	(7,963,076)

Balance, December 31, 2024	10	$-	3,032,746,878	$3,032,746	$43,675,323	$(54,725,828)	$(8,017,759)

					Additional		Total
	Preferred A stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2024	10	$-	3,032,746,878	$3,032,746	$43,675,323	$(54,725,828)	$(8,017,759)

Issuance of common stock for services			671,538,342	671,538	156,659		828,197

Issuance of warrants for financing fee					167,704		167,704

Common stock issued for note conversion			1,073,329,236	1,073,329	5,680,829		6,754,158

Common stock issued as financing fee			95,043,533	95,044	396,397		491,441

Common stock issued to reduce accrued liabilities			185,633,878	185,634	525,366		711,000

Net loss						(1,981,127)	(1,981,127)

Balance, December 31, 2025	10	-	5,058,291,867	$5,058,291	$50,602,278	$(56,706,955)	$(6,098,523)

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net (loss)	$(1,981,127)	$(7,963,076)
Adjustments to reconcile net loss to net cash (used in) operations:
Share-based compensation	828,197	5,285,690
Change in derivative liability	(755,950)	1,319,366
Debt discount for warrants	-	17,998
Gain on the forgiveness of debt	(1,545,211)	-
Warrants issued for financing fee	167,704	-
Gain on the extinguishment of debt	(233,991)	-
Common stock issued as a financing fee	491,441	-
Cryptocurrency	185,986	-
Amortization of note discount	211,333	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	1,219,990	526,474
Net cash (used in) operating activities	(1,411,627)	(813,546)

Cash flows from financing activities:
Payment of notes payable	(629)	-
Proceeds from the issuance of convertible notes	1,010,780	-
Proceeds from issuance of notes payable	496,918	742,339
Net cash provided by financing activities	1,507,069	742,339

Net increase (decrease) in cash and cash equivalents	95,442	(71,207)
Cash and cash equivalents at the beginning of the period	1,763	72,970
Cash and cash equivalents at the end of the period	$97,205	$1,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued to reduce convertible debt	$1,702,020	$2,823,314
Common stock issued to reduce accrued liabilities	$711,000	-

The accompanying notes are an integral part of these consolidated financial statements.

THE CRYPTO COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND THE COMPANY

Basis of Presentation

The audited financial statements included in this Form 10-K have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Annual Reports on Form 10-K. Accordingly, the financial statements are audited and contain all of the information required by U.S. Generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of The Crypto Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments may include those related to revenue recognition, goodwill valuation, asset impairment, business combination accounting, and income taxes. Actual results could materially differ from those estimates.

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

Crypto Sub, Inc. (formerly known as The Crypto Company) (“Crypto Sub”) was incorporated in the State of Nevada on March 9, 2017. On June 7, 2017, Crypto Sub completed a reverse acquisition of Croe, Inc. On October 3, 2017, we changed our name to The Crypto Company to better reflect our new business. Currently we operate through one wholly-owned subsidiary, Technology Convergence Company (“TechCC”) (formerly known as Blockchain Training Alliance) (“BTA”). We also have one inactive wholly-owned subsidiary, CoinTracking, LLC (“CoinTracking”).

The Company entered into a Stock Purchase Agreement effective as of March 24, 2021, with BTA and its stockholders. On April 8, 2021, the Company completed the acquisition of all of the issued and outstanding stock of BTA and BTA became a wholly-owned subsidiary of the Company. As a result of this acquisition, the operations of BTA became consolidated with Company operations on April 8, 2021.

During the 2024 and 2025 fiscal years the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies (“blockchain”), for the building of technological infrastructure and enterprise blockchain technology solutions.

BTA is a blockchain training company and service provider that provides training and educational courses focused on blockchain technology and education, as well as the general understanding of blockchain to corporate and individual clients.

We are engaged in the business of developing and operating blockchain infrastructure and providing consulting services and education related to blockchain technology. Our operations encompass the acquisition, development, and commercialization of blockchain technology assets, enterprise blockchain solutions, and blockchain-based platforms. During 2025 and 2024, we generated revenues and incurred expenses primarily through our consulting operations.

Subsequent to the fiscal year ended December 31, 2025, on March 26, 2026, we completed the acquisition of substantially all of the intellectual property of Frame Holdings Ltd., including the core technology required to own and operate the Frame Blockchain, a purpose-built Layer 1 blockchain designed to connect fragmented crypto ecosystems into a single interoperable settlement network. The acquisition was completed through our newly formed subsidiary, Frame Intelligence, LLC, and was structured as a simultaneous sign-and-close transaction with no TCC equity issued at closing and no upfront cash consideration. All equity consideration is milestone-based, tied to predefined performance and adoption thresholds. We intend to launch the Frame Blockchain in 2026. We believe this acquisition significantly expands our capabilities as a blockchain infrastructure company and positions us at the center of the growing crypto commerce and interoperability market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since its inception. As of December 31, 2025, the Company had cash of $97,205. In addition, the Company’s net loss was $1,981,127 for the year ended December 31, 2025, and the Company’s working capital deficit was $6,210,341 for the year ended December 31, 2025. As of December 31, 2025, the accumulated deficit amounted to $56,706,954. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Investments in cryptocurrency – Investments are comprised of several cryptocurrencies the Company owns, including Bitcoin, Avax, Ethereum, and XRP tokens, which are actively traded on exchanges and amounted to a total of $123,794 as of December 31, 2025. The dollar value of each token is as follows:

Bitcoin	$87,534
Avax	$9,019
Ethereum	$15,053
XRP	$1,775
USDC (stablecoin)	$10,413
Total	$123,794

As a result of adopting ASC 350-60, Intangibles — Goodwill and Other (“ASC 350-60”) on September 1, 2024, Bitcoin is measured at fair value as of each reporting period (see “Recently Issued Accounting Pronouncements “ below). The fair value of Bitcoin is measured using the period-end closing Bitcoin price from its principal market, Coinbase, in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Since Bitcoin is traded on a 24-hour period, the Company utilizes the price as of 23:59:59 UTC, which aligns with the Company’s revenue recognition cut-off. The changes in Bitcoin valuation due to remeasurement in fair value within each reporting period are reflected on the Consolidated Statements of Operations and Comprehensive Loss as “Gain on fair value of Bitcoin, net”. In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of Bitcoin, and such gains and losses are measured as the difference between the cash proceeds and the cost basis of Bitcoin as determined on a First In-First Out basis.

As of December 31, 2025, and December 31, 2024, there was $123,794 and $-0-, respectively, in investments in cryptocurrency on the Company’s Balance Sheet.

Equipment – Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life, ranging from three to five years. Normal repairs and maintenance are expensed as incurred. Expenditures that materially adapt, improve, or alter the nature of the underlying assets are capitalized. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to income.

Business combination – The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of acquired businesses are included in our operating results from the dates of acquisition.

Goodwill and intangible assets – The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trade names, and developed technologies. Intangible assets subject to amortization are amortized over the period of estimated economic benefit of five years. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually, on December 31, or more frequently if the Company believes indicators of impairment exist. Indefinite-lived intangible assets also include investments in cryptocurrency (see Investments in Cryptocurrency).

The Company assesses whether goodwill impairment and indefinite-lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of December 31, 2023, the Company determined that its investment in BTA was fully impaired and recorded a loss of $1,271,306 in its Statement of Operations. As of December 31, 2025 and December 31, 2024, the Company had no goodwill or intangible assets.

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

As of December 31, 2025, we had a net operating loss carryforward for federal income tax purposes of approximately $30,000,000 portions of which will begin to expire in 2037. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the year ended December 31, 2025 and the year ended December 31, 2024, the Company had no potentially dilutive common stock equivalents since the Company was in a loss position and inclusion of any equivalents would be anti-dilutive. Therefore, the basic EPS and the diluted EPS are the same.

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

NOTE 4 – ACQUISITIONS AND AGREEMENTS

On November 26, 2025, the Company entered into a Debt Conversion Agreement with AJB Capital Investments LLC. As of the closing, the Company had an outstanding principal balance and accrued but unpaid interest owed to AJB under various notes (collectively, the “Obligations”). Under the Agreement, the parties agreed to convert $3,808,733 of the Obligations (the “Conversion Amount”), representing that portion of the Obligations evidenced by the various notes, into consideration to be delivered at closing. At closing, the Company issued to AJB 446,447,338 shares of the Company’s Common Stock (the “Conversion Shares”), paid AJB $500,000 in cash, and issued to the AJB a pre-funded warrant to purchase up to 713,915,563 shares of the Company’s Common Stock.

The parties acknowledge that, upon closing, all outstanding notes between the Parties will be cancelled and of no further force or effect, except for a single remaining obligation to be evidenced by an amended and restated promissory note (the “New Note”), which shall represent the sole remaining outstanding amount of the Obligations following the closing. In connection with the conversion of the Conversion Amount, the Company and AJB have also agreed that, at closing, they will amend and restate the Securities Purchase Agreement dated November 7, 2024 (the “Restated SPA”), which will provide AJB with a second-priority, subordinated security interest in all assets of the Company pursuant to the Security Agreement dated November 7, 2024 and will govern the issuance of the New Note in the principal amount of $93,386, which shall be the only note outstanding between the parties following the closing.

The Agreement included a leak-out provision under which, upon closing, AJB cannot sell, transfer, or otherwise dispose of Conversion Shares and Warrant Shares in the aggregate in excess of fifteen percent (15%) of the five-day volume-weighted average trading volume of the Company’s Common Stock, or 20,000,000 shares per trading day, without the prior written consent of the Company.

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

As a result of the operating results for BTA, the Company determined that its goodwill and intangible assets were fully impaired as of December 31, 2023, and recorded an impairment charge of $1,271,306 on its Statement of Operations.

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

Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company, so the company used the equity method to value the shares. The 10 Series A Preferred shares convertible shares can be converted into 9,500,000,000 voting shares. As of December 31, 2025 the Company had 5,058,291,867 shares outstanding. The Company estimated that the voting shares could not exceed the number of shares outstanding and used that level of shares to value the common stock which was trading at $0.001 resulted in stock based compensation of $3,032,710 which was also equivalent to the market capitalization on that date.

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

NOTE 6 – NOTE PAYABLE

As of December 31, 2025, Notes Payable amounted to $279,270. This balance is comprised of one note due to AJB amounting to $81,934 (the “AJB Note”), one note due to Fast Capital amounting to $8,784 (the “Fast Capital Note”) and one interest-free note to Three Mile Creek Future LLC (“TMCF”) amounting to $188,552. The accrued interest on the AJB Note and Fast Capital Note amounted to $13,637 and $40,000, respectively. The summary of each Note outstanding is described as follows:

AJB NOTES

On December 19, 2025, AJB converted a total of fourteen (14) notes outstanding listed below, totaling $2,931,356 in principle and $737,879 in accrued interest owed to AJB for 446,477,338 shares of the Company’s Common Stock. As a result, 13 of the notes below were paid down to zero at December 31, 2025. As of December 31, 2025 the remaining balance on the AJB Note amounted to $81,934 plus accrued interest of $13,637.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance remaining under this AJB Note is $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balance of this note along with accrued interest was $-0-.

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

As of December 31, 2025 the balancing remaining under this June 2025 AJB Note including accrued interest is $95,571.

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

On October 7, 2025, Practivist Investors LLC converted its note for 23,255,814 shares of the Company’s Common Stock. The Common Stock was valued at $116,279 at the time of conversion. This conversion paid the $100,000 note in full and the Company recorded a loss of $16,279 on the note conversion.

On December 19, 2025, Eksa Holdings LLC and Robert Nail converted their notes for 237,596,084 shares of the Company’s Common Stock. The Common Stock was valued at $712,788 at the time of conversion. This conversion paid their $755,579 notes in full and the Company recorded a gain of $42,791 on the note conversion.

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

As of December 31, 2025, the balancing remaining under the Fast Capital Note is $8,784, with accrued interest of $40,000.

Notes Payable -Other

Promissory Notes

● On December 4, 2025, the Company entered into Secured Promissory Notes (the “Promissory Notes”) with Robert Nail, Eksa Holdings LLC, and Practivist Investors LLC. The principle amount of the Promissory Notes is $855,579. The notes bear no interest and are payable in August 2026.

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

As of December 31, 2025 the total due on the SBA loans amounted to $11,976.

NOTE 7. DERIVATIVE LIABILITIES

Because of defaults on the AJB Notes described in Note 6 above, the convertible features on those notes resulted in the Company recording a derivative liability amounting to $563,417 calculated using Black Scholes methodology based on following parameters:

Volatility	98.2%
Expected Life in Years	1 year
Exercise price	$0.0030
Quarterly Dividends	$0.00
Discount Rate	4.00%

NOTE 8 – OTHER LIABILITIES

During the year ended December 31, 2023, the Company initially recorded $207,938 in revenue that it could not document as revenue under the guidelines of ASC 606. As a result, the Company reclassified this amount of cash received as “Other Liabilities” and the balance remains unchanged as of December 31, 2025.

NOTE 9 – EQUITY

Common stock

As of December 31, 2025, the Company had 19,000,000,000 shares of common stock, par value $0.001 authorized. As of December 31, 2025 and December 31, 2024, there were 5,058,291,867 and 3,032,746,878 shares of common stock outstanding, respectively.

On December 19, 2025, the Company issued 446,477,338 shares and 713,915,563 prefunded warrants to AJB in exchange for eliminating $2,931,356 in principle and $783,991 in accrued interest owed to AJB. Each share was valued at $0.004 for a total value of $4,763,477.

On October 3, 2025, the Company added one additional member to the Company’s Advisory Board, Austin Davis, and issued him 821,573 common shares in exchange for his board advisory services. Additionally, in October 2025 the Company issued 14,748,699 common shares to service providers; and 5,100,000 common shares to a service provider to reduce $26,189 in debt owed to that service provider.

On October 3, 2025, the Company entered into a Subscription Agreement with an accredited investor, White Dwarf LLC, pursuant to which the Company agreed to sell and issue 10,000,000 shares of the Company’s Common Stock, par value $0.001 for an aggregate purchase price of 0.437411 BTC.

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

Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company, so the company used the equity methods to value the shares. The 10 Series A Preferred shares convertible shares can be converted into 9,500,000,000 voting shares. as of December 31, 2024 the Company had 3,032,746,878 shares outstanding. The company estimated that the voting shares could not exceed the number of shares outstanding and used that level of shares to value the common stock which was trading at $0.001 resulted in stock based compensation of $3,032,710 which was also equivalent to the market capitalization on that date.

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

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of December 31, 2025, there are outstanding stock option awards issued from the Plan covering a total of 2,281,429 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding, at December 31, 2023	2,281,429	$2.26	2.25
Options granted	-
Options cancelled	-
Options exercised	-
Options outstanding, at December 31, 2024	2,281,429	$2.26	1.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at December 31, 2025	2,281,429	$2.26	1.00

The Company recognized $-0- and $-0- of compensation expense related to stock options for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025 these options had no intrinsic value since they were all out of the money as of December 31, 2025.

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

Warrants

As of December 31, 2025 the following warrants were outstanding:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000
April 2023	Common Stock	April 14, 2028	$0.00001	1,000,000
May 2023	Common Stock	May 12, 2028	$0.00001	30,000,000
June 2023	Common Stock	June 23, 2028	$0.00001	1,500,000
November 2023	Common Stock	November 13, 2028	$0.00001	10,000,000
April 2024	Common Stock	April 12, 2029	$0.00001	5,000,000
May 2024	Common Stock	May 31, 2029	$0.00001	5,000,000
February 2025	Common Stock	February 2030	$0.00001	15,000,000
May 2025	Common Stock	May 6, 2030	$0.00001	25,000,000
June 2025	Common Stock	June 30, 2030	$0.00001	50,000,000
November 2025	Common Stock	November 26, 2030	$0.00001	713,915,563

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

NOTE 11 - SUBSEQUENT EVENTS

Beginning on January 15, 2026, the Company executed subscription agreements with certain institutional and other accredited investors: White Dwarf LLC, Ryan Crownholm, and Scott Averitt pursuant to which the Company agreed to sell and issue to these investors an aggregate of 90,000,000 shares of the Company’s common stock for an aggregate purchase price of $100,000.

Beginning on January 23, 2026, the Company executed subscription agreement with certain institutional and other accredited investors: The New VC, LLC, E&M Family Trust, Tristan Bordallo, and Jeffrey L. Dayton pursuant to which the Company agreed to sell and issue to these investors an aggregate of 86,666,667 shares of the Company’s common stock for an aggregate purchase price of $105,000 and 0.2659574468 BTC.

On February 9, 2026, the Company entered into a subscription agreement with an accredited investor, Pierre Valldejuli pursuant to which the Company agreed to sell and issue to the investor 16,666,667 shares of the Company’s common stock for an aggregate purchase price of $25,000.

On February 27, 2026, the entered into a subscription agreement with an accredited investor, Juan Betancourt pursuant to which the Company agreed to sell and issue to the investor 34,782,609 shares of the Company’s common stock for an aggregate purchase price of $40,000.

On March 11, 2026, the Board of Directors of the Company approved the dismissal of Bush & Associates CPA LLC (“Bush”) as the Company’s independent registered public accounting firm, effective March 12, 2026. Bush’s reports on the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports of Bush on the financial statements of the Company as of and for the years ended December 31, 2024 and 2023 included an explanatory paragraph that described factors that raised substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2024 and 2023, and in the subsequent interim period through March 11, 2026, (i) there were no disagreements with Bush (within the meaning of Item 304(a)(1)(iv) of Regulation S-K (“Regulation S-K”) of the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”)) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved to Bush’s satisfaction, would have caused Bush to make reference to the subject matter of the disagreements in connection with its reports; and (ii) there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in the Company’s disclosure control and control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

On March 13, 2026, the Company appointed Beckles & Co. Inc., as its new auditors.

On March 19, 2026 the Company entered into a Mutual Transfer and Release Agreement (the “Agreement”) with Starchive.io, Inc., a Delaware corporation (the “Starchive”), Peter Agelasto IV, Richard G. Averitt, and Digital Relab LLC (collectively, the “Sellers”), and Richard Averitt, solely in his capacity as the Sellers’ representative.

The Agreement provides for the rescission, ab initio, of that certain Securities Purchase Agreement dated October 8, 2025 (the “SPA”), pursuant to which the Company had acquired 50.1% of the outstanding capital stock of Starchive. The Agreement unwinds and reverses the transactions contemplated by the SPA as if such transactions had never occurred.

Pursuant to the Agreement, effective as of October 16, 2025 (the “Effective Date”), the Company transferred all of its right, title, and interest in the shares of Starchive acquired under the SPA back to the Sellers. In exchange, the Sellers surrendered to the Company for cancellation an aggregate of 433,633,691 shares of the Company’s Common Stock previously issued to the Sellers under the SPA. All convertible promissory notes issued by the Company to the Sellers in connection with the SPA were surrendered and cancelled, with no principal or interest remaining outstanding.

The Company agreed to issue 151,748,756 shares of its Common Stock to Starchive as consideration for the rescission, settlement, and mutual release of claims arising from the SPA and the transactions contemplated thereby.

The Agreement also includes mutual general releases among the parties with respect to claims arising out of or relating to the SPA and the transactions contemplated thereby, subject to certain limited survival and indemnification provisions; provided, that the maximum aggregate liability of the Company under the Agreement shall not exceed $500,000.

On March 23, 2026, the Company approved and authorized the execution of an Asset Purchase Agreement, dated as of March 20, 2026 (the “Asset Purchase Agreement”), by and among the Company, its wholly-owned subsidiary, Frame Intelligence, LLC, a Nevada limited liability company (“Frame Intelligence”), Frame Holdings Ltd, an exempted Cayman Islands company (“Frame Holdings”), and Sean Docherty.

Pursuant to the Asset Purchase Agreement, Frame Intelligence acquired all of the assets comprising the “Frame” blockchain business, including related intellectual property, source code, software repositories, validator and infrastructure access, credentials, documentation, and associated goodwill (collectively, the “Frame Assets”).

As consideration for the transfer of the Frame Assets, the Company agreed to issue shares of its common stock, par value $0.001 per share (“Common Stock”), to Frame Holdings via a series of contingent milestone-based issuances tied to specified Company market capitalization and Frame business valuation thresholds. These include (i) an issuance equal to 2.5% of the Company’s outstanding Common Stock, measured on a pre-issuance basis, upon the achievement of both a $100 million market capitalization of the Company and a $100 million fully diluted valuation of the Frame business, with such milestone figures sustained for at least 30 consecutive days, and (ii) additional issuances of Common Stock with an aggregate potential value of up to approximately $50.5 million, payable in tranches upon the achievement of additional escalating market capitalization and valuation milestones, culminating in a milestone requiring both a $1.0 billion market capitalization of the Company and a $1.0 billion fully diluted valuation of the Frame business, in each case sustained for at least 30 consecutive days.

Each such issuance of shares of Common Stock, if and when earned, will be calculated based on the 10-trading-day volume-weighted average price of the Company’s Common Stock immediately preceding the applicable issuance date and will be subject to customary securities law restrictions, transfer limitations, and the execution of definitive stock issuance documentation.

The Asset Purchase Agreement also requires the Company to fund Frame Intelligence with at least $2.0 million in the aggregate (the “Funding Requirement”) on or before the date that is 120 days after closing, subject to extension at the Company’s option for another 120 days in exchange for a $100,000 payment to Frame Holdings.

The Asset Purchase Agreement further contains a buy-sell provision that may be triggered upon the occurrence of certain specified termination events, subject to applicable notice and cure periods and an overall five-year sunset following the closing of the transaction. These termination events include, unless waived by Frame Holdings, among other things: (i) the failure to provide Frame Holdings or its designee with a voting seat on the Company’s board of directors within six months following satisfaction of the Funding Requirement; (ii) the failure to make required payments under the Consulting Agreement; (iii) a change of control event involving the Company or Frame Intelligence without Frame Holdings’ participation or consent; (iv) certain prohibited transfers, encumbrances, guarantees, or indebtedness; and (v) the Company’s termination of Frame Holdings under the Consulting Agreement without cause (each a “Qualifying Termination Event”).

Upon the occurrence of a Qualifying Termination Event, Frame Holdings has the right, for sixty days following the expiration of the applicable cure period, to deliver an offer (including all relevant terms) to purchase either (a) Frame Intelligence from the Company or (b) specified Frame Assets, including the live blockchain and related infrastructure. Following receipt of such offer, the Company has sixty days to elect to match Frame Holdings’ offer. If the Company does not timely match Frame Holdings’ offer, or if the Company elects to match that offer but then fails to timely deliver the required consideration to Frame Holdings, Frame Holdings has a 60-day option to require the Company to consummate the sale on the terms set forth in Frame Holdings’ original offer.

Any purchase of assets pursuant to the foregoing buy-sell provision would include the transfer of all repositories, domains, credentials, signing keys, validator access, and other infrastructure necessary to operate the Frame blockchain. In addition, all remaining milestone-based equity issuances otherwise payable under the Asset Purchase Agreement would be forfeited upon consummation of any such purchase by Frame Holdings.

