Form 10-Q
period 2026-03-31
Crypto Co
filed 2026-07-13
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of July 8, 2026 the issuer had 5,829,932,017 shares of common stock, par value $0.001 per share, outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short- term and long-term business operations, and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) as filed with the U.S. Securities and Exchange Commission (“SEC”) and in any subsequent filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Our management cannot predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events, and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,917	$97,205
Total current assets	14,917	97,205
Cryptocurrency	18,519	123,794
TOTAL ASSETS	$33,436	$220,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,386,896	$3,876,849
Other liabilities	207,938	207,938
Notes payable	1,504,141	533,670
Derivative liability	2,487	563,417
Convertible debt	38,772	1,125,673
Total current liabilities	6,140,234	6,307,546
Notes payable - other	11,799	11,976
TOTAL LIABILITIES	6,152,033	6,319,522

STOCKHOLDERS’ DEFICIT
Preferred A voting stock, $0.001 par value; 10 shares authorized 10 and -0- shares issued and outstanding, respectively, as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value; 19,000,000,000 shares authorized 5,210,040,623 and 5,058,291,867 shares issued and outstanding, respectively, as of March 31, 2026 and December 31, 2025, respectively.	5,210,039	5,058,291
Additional paid-in-capital	45,550,140	45,550,140
Accumulated deficit	(56,878,776)	(56,706,954)
TOTAL STOCKHOLDERS’ DEFICIT	(6,118,598)	(6,098,523)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,436	$220,999

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2026	2025
Revenue:
Services	$4,047	$2,856
Cost of services	-	-
Gross margin	4,047	2,856

Operating expenses:
General and administrative expenses	738,896	319,943
Share based compensation -non employee		158,800
(Gain)/Loss on fair value of Cryptocurrency, net	(28,907)
Total operating expenses	709,989	478,743
Operating loss	(705,941)	(475,887)

Other income and (expense)
Gain on the forgiveness of debt		129,130
Gain from change in fair value of derivative liability	560,930
Realized gain/(loss) on the sale of cryptocurrency	(17,752)	10,000
Loss on the extinguishment of debt		(157,575)
Interest income/(expense)	(8,408)	(117,251)
Total other income/(expense)	534,769	(135,695)
(Loss) before provision for income taxes	(171,172)	(611,582)
Provision for income taxes	(650)	-
Net (loss)	$(171,822)	$(611,582)

Net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding basic and diluted	5,071,780,645	3,243,246,640

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred A	stock	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2024	10	$-	3,032,746,878	$3,032,746	$43,675,323	$(53,406,461)	$(6,698,392)

Issuance of common stock for services			158,799,643	158,800			158,800

Issuance of warrants for financing fee					15,000		15,000

Common stock issued for note conversion			239,000,000	239,000			239,000

Net loss						(611,582)	(611,582)

Balance, March 31, 2025	10	$-	3,430,546,521	$3,430,545	$43,690,323	$(54,018,043)	$(6,897,175)

	Preferred A	stock	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2025	10	$-	5,058,291,867	$5,058,292	$45,550,140	$(56,706,955)	$(6,098,523)

Common stock issued to reduce accrued liabilities			151,748,756	151,749			151,749

Net loss						(171,822)	(171,822)

Balance, March 31, 2026	10	-	5,210,040,623	5,210,039	45,550,140	(56,878,776)	(6,118,598)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss)	$(171,822)	$(611,582)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	-	158,800
Change in derivative liability	(560,930)
Loss on the extinguishment of debt		157,575
Warrants issued for financing fee		15,000
Cryptocurrency	105,275
Change in operating assets and liabilities:
Accounts payable and accrued expenses	661,796	127,383
Net cash provided (used in) operating activities	34,318	(152,824)

Cash flows from financing activities:
Payment of notes payable	(116,607)	(118)
Proceeds from issuance of notes payable		158,113
Net cash provided by (used in) financing activities	(116,607)	157,995

Net increase (decrease) in cash and cash equivalents	(82,288)	5,170
Cash and cash equivalents at the beginning of the period	97,205	1,763
Cash and cash equivalents at the end of the period	$14,917	$6,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued for convertible debt	$-	$239,000
Common stock issued to reduce accrued liabilities	$151,748	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND THE COMPANY

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all of the information required by U.S. Generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2025, filed with the SEC on Form 10-K on June 24, 2026, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments related to operations are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Significant estimates and judgments may include those related to revenue recognition, derivative liability valuation, cryptocurrency fair value, debt classification, contingent obligations, goodwill valuation, asset impairment, business combination accounting, and income taxes. Actual results could materially differ from those estimates.

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

During the three months ended March 31, 2026 and 2025, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies, for the building of technological infrastructure and enterprise blockchain technology solutions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2026, the Company had cash of $14,917. In addition, the Company’s net loss was $171,822, for the three months ended March 31, 2026 and the Company’s had a working capital deficit of $6,125,318. As of March 31, 2026 the accumulated deficit amounted to $56,878,776. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The Company, as part of the Frame Agreement (Note 4), has agreed to fund $2.0 million for further development of the Frame Assets. At March 31, 2026 the company had $14,917 cash, approximately $6.1 million in current liabilities and working capital deficit and the contractual requirement for the Frame funding. The Company does not currently have sufficient cash resources to satisfy the Frame funding requirement and its existing obligations. Additional financing is required.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management evaluates this as a significant concern and is evaluating different strategies to obtain financing to fund the Company’s expenses and achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. Management continues to pursue financing alternatives and strategic transactions; however, no financing commitments have been obtained as of the date of these financial statements. There can be no assurance that any of these future funding efforts will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Convertible Debt and Derivative Liability – The Company reevaluated its treatment of Convertible Debt in 2025 and amended its 2024 financial statements to recognize a derivative liability based on certain convertible debt which was deemed to qualify for derivative liability treatment. As of December 31, 2025, the Company recognized Convertible Debt of $1,125,673 and a Derivative Liability of $563,417. The derivative liability was reduced significantly from 2024 to 2025 due to the conversion of a number of loans from AJB Capital which are listed in detail in the 2025 financial statements along with the terms of the conversion. Subsequent to the conversion of the AJB capital convertible debt, and associated reduction of derivative liabilities, a number of other convertible notes, entered into in the December 2025 quarter were also converted and reissued or repaid. In connection with those modifications or payments, the derivative liability was further reduced. Ultimately, only one note in the amount of approximately $38,800 is convertible and has a related derivative liability as of March 31, 2026. The individual note activity is reflected in Note 6.

As of March 31, 2026, based on repayment, note restructuring and reclassification of certain liabilities, the Company concluded that only one outstanding convertible note, with a principal balance of $38,772 required derivative accounting treatment resulting in a reduction of the Derivative Liability of $560,930 which is reflected in the income statement as other income, a change in derivative liability.

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

Investments in cryptocurrency – Investments are comprised of several cryptocurrencies the Company owns, including Bitcoin, Avax, Ethereum and XRP tokens, which are actively traded on exchanges and amounted to a total of $18,519 as of March 31, 2026. The dollar value of each token is as follows:

Bitcoin	$12
AVAX	$6,539
Ethereum	$10,673
XRP	$1,295

Total	$18,519

As a result of adopting ASC 350-60, Intangibles — Goodwill and Other, (“ASC 350-60”) on September 1, 2024, cryptocurrency is measured at fair value as of each reporting period (see “Recently Issued Accounting Pronouncements below”). The fair value of cryptocurrency is measured using the period-end closing price from the principal market for each cryptocurrency, in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Since cryptocurrency is traded on a 24-hour period, the Company utilizes the price as of 23:59:59 UTC, which aligns with the Company’s revenue recognition cut-off. The changes in valuation due to remeasurement in fair value within each reporting period are reflected on the Consolidated Statements of Operations and Comprehensive Loss as “(Gain)/Loss on fair value of cryptocurrency, net”. In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of cryptocurrency and such gains and losses are measured as the difference between the cash proceeds and the cost basis of the cryptocurrency as determined on a First In-First Out basis.

As of March 31, 2026 and December 31, 2025 there were $18,519 and $123,794, respectively, in investments in cryptocurrency on the Company’s Balance Sheet. The cryptocurrency balances are not subject to any restrictions.

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

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of March 31, 2026 and December 31, 2025 the Company had no goodwill or intangible assets.

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three months ended March 31, 2026 and the year ended December 31, 2025, the Company had no potentially dilutive common stock equivalents since the Company was in a loss position and inclusion of any equivalents would be anti-dilutive. Therefore, the basic EPS and the diluted EPS are the same.

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

Frame Agreement

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

On July 7, 2026, a Confirmation and Variation Agreement was executed to extend the Funding Requirement deadline by an additional 120 days as described above and to extinguish the $1.00 Re-acquisition option.

The Asset Purchase Agreement further contains a buy-sell provision that may be triggered upon the occurrence of certain specified termination events, subject to applicable notice and cure periods and an overall five-year sunset following the closing of the transaction.

As noted above, an agreement to extinguish this option was entered into and signed on July 7, 2026.

The following terms are incorporated into the Confirmation and Variation Agreement:

Agreed Terms

1. Grant of Extension. The Seller hereby grants, and the Parties confirm, the 120-day extension of the Funding Deadline contemplated by Section 6.9(c) of the APA, such that the Funding Deadline is extended to the Extended Funding Deadline (the date 120 days after the original Funding Deadline), with effect from the Effective Date.

2. Extinguishment of the $1.00 Re-acquisition Option. The Seller hereby irrevocably waives, releases and extinguishes the $1.00 Re-acquisition Option under Section 9.1 of the APA in its entirety, with effect from the Effective Date. With effect from the Effective Date, the $1.00 Re-acquisition Option shall be of no further force or effect, and neither the Seller nor SD shall have any right to re-acquire the Units of the Buyer thereunder.

3. Effect on the APA. Save as expressly varied by this Agreement, the APA and each Ancillary Agreement remain in full force and effect and are otherwise unamended, including without limitation TCC’s obligation to satisfy the Funding Requirement by the Extended Funding Deadline. In the event of any conflict between this Agreement and the APA in respect of the matters addressed herein, this Agreement shall prevail.

As of March 31, 2026 and December 31, 2025 we had no goodwill or intangible assets on our balance sheet.

The Company is continuing evaluation of the Frame Asset Purchase Agreement. As of March 31, 2026, no asset or liability has been recognized because of the contingent nature of consideration, uncertainty surrounding the funding requirement and continued development, and the absence of sufficient support for reliably measuring an acquired intangible asset at that date. Management will continue evaluating the accounting for the transaction as additional information becomes available and funding milestones are achieved.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 27, 2025 (the “Advance Date”), the Company entered into a Promissory Note with Ronald Levy, the Company’s Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board, and Secretary. The Loan bears interest at the rate of 5% per annum, with a maturity date four months from the Advance Date.

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

NOTE 6 – NOTES PAYABLE, CONVERTIBLE DEBT & DERIVATIVE LIABILITY

Summary of Outstanding Debt

Instrument	Description	12/31/2025	Conversions, Modificatons & Repayments	3/31/2026	Due Date	Default	Status
Notes Payable
AJB Capital	AJB Conversion	81,934		81,934	Dec-28	No
CoinTracking Note		254,400		254,400	Past Due	Yes	Ongoing discussions
Three Mile Creek	Related Party	188,552		188,552	Jan-26	Yes	Secured; No Demand
Fast Capital		8,784		8,784	Jan-24	Yes	No Demand
EKSA Holdings	Converted and Modified		336,515	336,515	Aug-26	No
Practivist	Converted and Modified		100,000	100,000	Aug-26	No
Robert Nail	Converted and Modified		419,064	419,064	Aug-26	No
Individual Shareholders			125,000	125,000	Demand	No	No Demand
Note Discount			(10,107)	(10,107)	N/A	No
Total Notes Payable		533,670	970,472	1,504,142

Convertible Debt
EKSA Holdings	Converted and Modified	336,515	(336,515)	-			No longer convertible
Practivist	Converted and Modified	100,000	(100,000)	-			No longer convertible
Robert Nail	Converted and Modified	419,064	(419,064)	-			No longer convertible
Ryan Crownholm	Repaid	116,430	(116,430)	-			Paid
Averitt Note		38,771		38,771	Jan-26	Yes	Secured; no demand
Individual Shareholders		125,000	(125,000)	-			Not Convertible
Note Discount		(10,107)	10,107	-
				-
Total Convertible Debt		1,125,673	(1,086,902)	38,771

Derivative Liability (BS)		563,417	(560,930)	2,487
Change in Derivative Liability (IS)			560,930	560,930

At December 31, 2025, derivative liabilities were measured using an option-pricing methodology based upon market inputs including stock price, historical volatility, expected term, dividend yield and risk-free interest rates.

During the three months ended March 31, 2026, management completed an instrument-by-instrument review of the Company’s outstanding debt agreements. Based on management’s evaluation of the outstanding debt instruments at March 31, 2026, only one instrument continued to require derivative accounting under ASC 815.

AJB NOTE

On December 19, 2025, AJB converted a total of fourteen (14) notes outstanding listed below, totaling $2,931,356 in principle and $737,879 in accrued interest owed to AJB for 446,477,338 shares of the Company’s Common Stock. As a result, 13 of the notes were paid down to zero at December 31, 2025. As of December 31, 2025 the remaining balance on the AJB Note amounted to $81,934 plus accrued interest of $13,637.

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

As of March 31, 2026, the balancing remaining under the Fast Capital Note is $8,784, with accrued interest of $35,000.

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

The principal balance of the TMCF Note was due on January 10, 2026. The TMCF Note bears no interest and can be pre-paid by the Company any time without penalty. To secure the payment and performance of all obligations under the TMCF Note, the Company granted to TMCF a continuing security interest in all assets of the Company (the “Collateral”). Upon event of default, the unpaid principal balance of the TMCF Note will immediately become due and payable, and TMCF will have all rights and remedies available to it under the Nevada Uniform Commercial Code, including the right to take possession of the Collateral and to sell or otherwise dispose of it. AJB Capital Investments LLC, which holds a first priority security interest in the Collateral, has consented to the creation of the TMCF security interest in the Collateral and agreed to subordinate its lien to TMCF’s security interest.

The Warrant entitles TMCF to subscribe for and purchase from the Company up to 77,704,407 shares of the Company’s common stock any time prior to July 10, 2030. The aggregate exercise price of the TMCF Warrant was pre-funded to the Company. Consequently, TMCF need not pay any additional consideration to exercise the Warrant, other than a nominal exercise price of $0.03 per share.

As of March 31, 2026, the outstanding balance of the Three Mile Creek note is $188,552.

PROMISSORY NOTES

Beginning on August 13, 2025, the Company executed subscription agreements with accredited investors: Eksa Holdings LLC, Practivist Investors LLC, Richard G Averitt, Robert Nail, and Ryan Crownholm (each, an “Investor” and collectively, the “Investors”), in which the Company issued an aggregate of 65,043,533 shares of the Company’s common stock. These shares were valued at $221,441. In addition, the Investors purchased, and the Company issued Convertible Promissory Notes amounting to $1,010,780 (each, a “Note” and collectively, the “Notes”) with the aggregate principal amount of 3 Bitcoin (“BTC”), 47.07 Ethereum (“ETH”), 110,505 XRP (“XRP”), 733.83 Avalanche (“AVAX” and together with BTC, ETH and XRP, the “Tokens”), and $100,000 U.S. Dollars (“USD”).

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

Subsequent to the initial subscription agreements, some convertible promissory notes were repaid or converted to standard promissory notes with the issuance of consideration listed in the original convertible promissory note.

As of March 31, 2026, only the Averitt note, in the amount of $38,772, is still a convertible promissory note. The other notes have either been repaid or reissued as standard promissory notes with the issuance of consideration listed in the original convertible promissory note.

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

As of March 31, 2026 the total due on the SBA loans amounted to $11,799.

NOTE 7 – OTHER LIABILITIES

During the year ended December 31, 2023, the Company initially recorded $207,938 in revenue that it could not document as revenue under the guidelines of ASC 606. As a result the Company reclassified this amount of cash received as “Other Liabilities”.

NOTE 8 – EQUITY

Common stock

As of March 31, 2026, the Company had 19,000,000,000 shares of common stock, par value $0.001 authorized. As of March 31, 2026 and December 31, 2025, there were 5,210,040,623 and 5,058,291,867 shares of common stock outstanding, respectively. During the quarter ended March 31, 2026, the company issued 151,748,756 shares of common stock, valued at approximately $151,800, to Starchive.io to complete the rescission of the Starchive Securities Purchase Agreement originally entered into on October 8, 2025 and effectively rescinded as of October16,2025.

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

Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company. The 10 Series A Preferred shares convertible shares can be converted into 9,500,000,000 voting shares.

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

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of March 31, 2026, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding, at December 31, 2024	2,281,349	$2.26	2.25
Options granted	-
Options cancelled	-
Options exercised	-
Options outstanding, at December 31, 2025	2,281,349	$2.26	1.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at March 31, 2026	2,281,349	$2.26	1.00

The Company recognized $-0- and $-0- of compensation expense related to stock options for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 these options had no intrinsic value since they were all out of the money as of March 31, 2026.

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

As of March 31, 2026 the following warrants were outstanding:

Issuance Date	Exercisable for	Expiration Date	Exercise Price	Number of Shares Outstanding Under Warrants
February 2020	Common Shares	February 6, 2030	$0.01	10,000
February 2020	Common Shares	February 12, 2030	$0.01	2,500
February 2020	Common Shares	February 19, 2030	$0.01	10,000
April 2020	Common Shares	April 20, 2030	$0.01	22,500
June 2020	Common Shares	June 9, 2030	$0.01	5,000
March 2021	Common Shares	February 28, 2026	$0.50	362,500
March 2023	Common Stock	March 8, 2028	$0.00001	474,780
March 2023	Common Stock	March 13, 2028	$0.00001	7,000,000
April 2023	Common Stock	April 14. 2028	$0.00001	1,000,000
May 2023	Common Stock	May 12, 2028	$0.00001	30,000,000
June 2023	Common Stock	June 23, 2028	$0.00001	1,500,000
November 2023	Common Stock	November 13, 2028	$0.00001	10,000,000
April 2024	Common Stock	April 12, 2029	$0.00001	5,000,000
May 2024	Common Stock	May 31, 2029	$0.00001	5,000,000
February 2025	Common Stock	February 2030	$0.00001	15,000,000
May 2025	Common Stock	May 6, 2030	$0.00001	25,000,000
June 2025	Common Stock	June 30, 2030	$0.00001	50,000,000
November, 2025	Common Stock	November 26, 2030	$0.00001	713,915,563

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

Commitments

As part of an agreement with Starchive.io to rescind the Securities Purchase Agreement entered into on October 8, 2025 and effectively rescinded as of October 16, 2025, the Company provided indemnification up to $500,000 as consideration for the rescission, settlement and mutual release of claims arising out of the rescission of the Securities Purchase Agreement.

As part of the Frame Asset Purchase Agreement discussed in Note 4, the Company has agreed to provide funding of $2.0 million within an agreed time frame of 240 days.

NOTE 10 - SUBSEQUENT EVENTS

Frame Agreement Update

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

The Asset Purchase Agreement requires the Company to fund Frame Intelligence with at least $2.0 million in the aggregate (the “Funding Requirement”) on or before the date that is 120 days after closing, subject to extension at the Company’s option for another 120 days in exchange for a $100,000 payment to Frame Holdings.

On July 7, 2026, a Confirmation and Variation Agreement was executed to extend the Funding Requirement deadline by an additional 120 days as described above and to extinguish the $1.00 Re-acquisition option included in the original Asset Purchase Agreement.

The Asset Purchase Agreement further contains a buy-sell provision that may be triggered upon the occurrence of certain specified termination events, subject to applicable notice and cure periods and an overall five-year sunset following the closing of the transaction.

As noted above, an agreement to extinguish this option was entered into and signed on July 7, 2026.

The following terms are incorporated into the Confirmation and Variation Agreement:

Agreed Terms

1. Grant of Extension. The Seller hereby grants, and the Parties confirm, the 120-day extension of the Funding Deadline contemplated by Section 6.9(c) of the APA, such that the Funding Deadline is extended to the Extended Funding Deadline (the date 120 days after the original Funding Deadline), with effect from the Effective Date.

2. Extinguishment of the $1.00 Re-acquisition Option. The Seller hereby irrevocably waives, releases and extinguishes the $1.00 Re-acquisition Option under Section 9.1 of the APA in its entirety, with effect from the Effective Date. With effect from the Effective Date, the $1.00 Re-acquisition Option shall be of no further force or effect, and neither the Seller nor SD shall have any right to re-acquire the Units of the Buyer thereunder.

3. Effect on the APA. Save as expressly varied by this Agreement, the APA and each Ancillary Agreement remain in full force and effect and are otherwise unamended, including without limitation TCC’s obligation to satisfy the Funding Requirement by the Extended Funding Deadline. In the event of any conflict between this Agreement and the APA in respect of the matters addressed herein, this Agreement shall prevail.

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

Recent Developments

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

Comparison of the three months ended March 31, 2026 and March 31, 2025

Revenue

Revenues for the three months ended March 31, 2026 and 2025, were $4,047 and $2,856 respectively. The increase in revenue was due to increased demand for blockchain training services.

General and Administrative Expenses

For the three months ended March 31, 2026, our general and administrative expenses were $738,896 compared to $319,943 for the three months ended March 31, 2025. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Other Income (Expense)

During the three months ended March 31, 2026 other income was $581,249 compared to other expense of $135,695 for the three months ended March 31, 2025. The improvement is primarily attributable to a benefit from the decrease in derivative liability due to the conversion, restructuring or repayment of convertible notes payable, a related decrease in interest expense and a reduction in the loss on extinguishment of debt.

Net Loss

As a result of the foregoing, we recorded a loss of $171,822 or $(0.00) per share for the three months ended March 31, 2026 compared to a loss of $611,582, or $(0.00) per share for the three month period ended March 31, 2025.

Liquidity

Operating Activities

Net cash provided by operating activities was $34,318 for the three months ended March 31, 2026, compared to net cash used by operating activities of $152,824 for the three months ended March 31, 2025. The decrease in net cash used in operating activities during the 2026 period was primarily due to an increase in accounts payable and accrued liabilities and the reduction of cryptocurrency balances.

Investing Activities

Net cash used in investing activities was $-0- and $-0- for the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026, was $116,607 compared to cash provided by financing activities of $157,995 for the three months ended March 31, 2025. The decrease in net cash provided by financing activities was primarily due to repayments of loans in the 2026 period compared to borrowing in the 2025 period.

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

Other than as discussed in this Quarterly Report and our 2025 Annual Report, we are not aware of any other trends, events, or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2025 Annual Report.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, the Risk Factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, that could materially and adversely affect our results of operations or financial condition.

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

Risks Associated with the Shutdown of the United States Government.

The United States federal government has experienced periodic shutdowns. When the government is not funded, non-essential federal employees are furloughed and services are limited or curtailed. A prolonged shutdown may lead to broader economic uncertainty and financial market volatility. These conditions could negatively affect our operations, and overall demand for our services and products.

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

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

During the quarter, the Company completed regulatory review of the restatement of the financial statements included in the Form 10-K for the year ended December 31, 2024, including the impact on prior periods. In connection with this review, the Company updated and enhanced its disclosures to reflect the restatement and provide additional clarity.

ITEM 6. Exhibits.

Exhibit Number	Document

10.1	Promissory Note dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 22, 2025).

10.2	Pre-Funded Common Stock Purchase Warrant dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 22, 2025).

10.3	Consulting Agreement dated July 22, 2025 by and between The Crypto Company and Rafael Furst. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 22, 2025).

10.4	Securities Purchase Agreement, dated October 8, 2025, by and among the Company, Starchive.io, Inc., its equity holders, and Richard Averitt (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 9, 2025).

10.5	Form of Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 16, 2025).

10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 9, 2025).

10.7	Third Amendment to Promissory Note, dated September 29, 2025, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.9	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2025).

10.10	Form of Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2025).

10.11*	Securities Purchase Agreement dated June 30, 2025 by and between the Crypto Company and AJB Investments LLC.

10.12*	Promissory Note dated June 30, 2025 by and between the Crypto Company and AJB Investments LLC.

10.13*	Warrant dated June 30, 2025 by and between the Crypto Company and AJB Investments LLC.

10.14*	Security Agreement dated June 30, 2025 by and Between the Crypto Company and AJB Investments LLC.

10.15*	Confirmation and Variation Agreement by and among Frame Holdings, LTD, Sean Doherty and The Crypto Company

31.1*	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 13, 2026	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board, and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

