Form 10-Q
period 2026-06-30
Crypto Co
filed 2026-08-19
CIK 1688126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 18, 2026 the issuer had 5,829,932,017 shares of common stock, par value $0.001 per share, outstanding.

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

THE CRYPTO COMPANY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2026	December 31, 2025

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,157	$97,205
Total current assets	10,157	97,205
Cryptocurrency	13,768	123,794
TOTAL ASSETS	$23,926	$220,999

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,654,358	$3,876,849
Other liabilities	207,938	207,938
Notes payable	1,495,465	533,670
Derivative liability	2,487	563,417
Convertible debt - net of discount	38,772	1,125,673
Total current liabilities	6,399,019	6,307,546
Notes payable - other	11,622	11,976
TOTAL LIABILITIES	6,410,641	6,319,522

STOCKHOLDERS’ DEFICIT
Preferred A voting stock, $0.001 par value; 10 shares authorized 10 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-

Common stock, $0.001 par value; 19,000,000,000 shares authorized 5,505,948,653 and 5,058,291,867 shares issued and outstanding, respectively, as of June 30, 2026 and December 31, 2025, respectively.	5,505,947	5,058,291

Additional paid-in-capital	45,699,011	45,550,140
Accumulated deficit	(57,591,673)	(56,706,954)
TOTAL STOCKHOLDERS’ DEFICIT	(6,386,715)	(6,098,523)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,926	$220,999

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue:
Services	$1,465	$4,230	$5,512	$7,086
Cost of services	-	-	-	-
Gross margin	1,465	4,230	5,512	7,086

Operating expenses:
General and administrative expenses	728,320	775,128	1,467,216	1,253,871
Total operating expenses	728,320	775,128	1,467,216	1,253,871
Operating loss	(726,856)	(770,898)	(1,461,704)	(1,246,785)

Other income and (expense)
(Loss) on the forgiveness or extinguishment of debt	-	-	-	(28,445)
Gain on the conversion of debt including accrued interest and note discount	-	-	27,118	-
Gain on extinguishment of derivative liability	-	-	560,930	-
Other income	-	-	-	-
Gain/(loss) on cryptocurrency investment-net	(4,751)	-	6,405	10,000
Interest income/(expense)	(8,408)	(237,227)	(16,816)	(354,478)
Total other income/(expense)	(13,159)	(237,227)	577,636	(372,923)
(Loss) before provision for income taxes	(740,014)	(1,008,125)	(884,069)	(1,619,708)
Provision for income taxes	-	-	(650)	-
Net (loss)	$(740,014)	$(1,008,125)	$(884,719)	$(1,619,708)

Net loss per share	$(0.0001)	$(0.0003)	$(0.0002)	$(0.0005)

Weighted average common shares outstanding basic and diluted	5,492,289,012	3,485,390,921	5,283,196,454	3,383,682,064

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred A stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2024	10	$-	3,032,746,878	$3,032,746	$43,675,323	$(53,406,461)	$(6,698,392)

Issuance of common stock for services			158,799,643	158,800			158,800

Issuance of warrants for financing fee					15,000		15,000

Common stock issued for note conversion			239,000,000	239,000			239,000

Net loss						(611,582)	(611,582)

Balance, March 31, 2025	10	$-	3,430,546,521	$3,430,545	$43,690,323	$(54,018,043)	$(6,897,175)

Issuance of common stock for services			469,673,839	469,674			469,674

Share-based compensation - warrants					75,000		75,000

Net loss						(1,008,125)	(1,008,125)

Balance, June 30, 2025	10	$-	3,900,220,360	$3,900,218	$43,765,323	$(55,026,168)	$(7,360,627)

					Additional		Total
	Preferred A stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, December 31, 2025	10	$-	5,058,291,867	$5,058,292	$45,550,140	$(56,706,955)	$(6,098,523)

Common stock issued to complete Starchive.io rescission			151,748,756	151,749			151,749

Net loss						(144,704)	(144,704)

Balance, March 31, 2026	10	$-	5,210,040,623	$5,210,041	$45,550,140	$(56,851,659)	$(6,091,480)

Common stock issued upon PIPE subscriptions to reduce accrued liabilities			204,782,610	204,783	90,250		295,033

Common stock issued as compensation			74,845,139	74,845	63,342		138,187

Common stock issued on note payable conversion			16,280,281	16,280	(4,721)		11,559

Net loss						(740,014)	(740,014)

Balance, June 30, 2026	10	$-	5,505,948,653	$5,505,948	$45,699,011	$(57,591,674)	$(6,386,716)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE CRYPTO COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss)	$(884,719)	$(1,619,708)
Adjustments to reconcile net loss to net cash used in operations:
Share-based compensation	138,187	628,473
Common stock issued to settle accrued liabilities	151,748	-
Change in derivative liability	(560,930)	-
Debt discount for warrants	-	-
Loss on the extinguishment of debt	-	157,575
Warrants issued for financing fee	-	90,000
Gain on the extinguishment of debt	-	-
Common stock issued as a financing fee	-	-
Cryptocurrency	110,026	-
Amortization of note discount	-	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	777,509	448,223
Net cash provided (used in) operating activities	(268,179)	(295,437)

Cash flows from financing activities:
Payment of notes payable	(125,461)	(385)
Proceeds from stock subscriptions	295,033	-
Stock issued to convert debt	11,558	-
Proceeds from issuance of notes payable	-	298,336
Net cash provided by financing activities	181,130	297,951
Net decrease in cash and cash equivalents	(87,049)	2,513

Cash and cash equivalents at the beginning of the period	97,205	1,763
Cash and cash equivalents at the end of the period	$10,156	$4,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued for convertible debt	$11,558	$239,000
Common stock issued to reduce accrued liabilities	$151,748	$-

Cash paid during the period for:
Income taxes	$650	$0
Interest	$354	$354

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

Unless expressly indicated or the context requires otherwise, the terms “Crypto,” the “Company,” “we,” “us,” and “our” in these consolidated financial statements refer to The Crypto Company and, where appropriate, its wholly-owned subsidiary Technology Convergence Company (“TechCC”) formerly Blockchain Training Alliance, Inc. (“BTA”), Frame Intelligence, LLC (“Frame Intelligence”) and an inactive subsidiary Coin Tracking, LLC (“CoinTracking”).

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

During the three and six months ended June 30, 2026 and 2025, the Company generated revenues and incurred expenses primarily through the business of providing consulting services and education for distributed ledger technologies, for the building of technological infrastructure and enterprise blockchain technology solutions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2026, the Company had cash of $10,157. In addition, the Company’s net loss was $740,014 and $884,719, for the three and six months ended June 30, 2026. The Company had a working capital deficit of $6,388,862 and an accumulated deficit of $57,591,673 as of June 30, 2026. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The Company, as part of the Frame Agreement (Note 4), has agreed to fund $2.0 million for further development of the Frame Assets. At June 30, 2026 the company had $10,157 in cash, approximately $6.4 million in current liabilities and a working capital deficit of $6,388,862 in addition to the contractual requirement for the Frame funding. The Company does not currently have sufficient cash resources to satisfy the Frame funding requirement and its existing obligations. Additional financing is required.

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

As a result of the Company’s history of losses and its current financial condition, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern and meet its obligations as they become due within one year after the date these financial statements are issued.

Convertible Debt and Derivative Liability – The Company reevaluated its treatment of Convertible Debt in 2025 and amended its 2024 financial statements to recognize a derivative liability based on certain convertible debt which was deemed to qualify for derivative liability treatment. As of December 31, 2025, the Company recognized Convertible Debt of $1,125,673 and a Derivative Liability of $563,417. The derivative liability was reduced significantly from 2024 to 2025 due to the conversion of a number of loans from AJB Capital which are listed in detail in the 2025 financial statements along with the terms of the conversion. Subsequent to the conversion of the AJB Capital convertible debt, and associated reduction of derivative liabilities, a number of other convertible notes, entered into in the December 2025 quarter were also converted and reissued or repaid. In connection with those modifications or payments, the derivative liability was further reduced. Ultimately, only one note in the amount of $38,772 is convertible and has a related derivative liability of $2,487 as of June 30, 2026. The individual note activity is reflected in Note 6.

As of June 30, 2026, based on repayment, note restructuring and reclassification of certain liabilities, the Company concluded that only one outstanding convertible note, with a principal balance of $38,772 required derivative accounting treatment resulting in a reduction of the Derivative Liability of $560,930 which is reflected in the income statement as other income, a change in derivative liability.

Basis of presentation – The company prepares its consolidated financial statements based upon the accrual method of accounting, recognizing income when earned and expenses when incurred.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Technology Convergence Company (formerly Blockchain Training Alliance, Inc.), Frame Intelligence, LLC, and CoinTracking LLC, which is inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investments in cryptocurrency – Investments are comprised of several cryptocurrencies the Company owns, including Bitcoin, Avax, Ethereum and XRP tokens, which are actively traded on exchanges and amounted to a total of $13,768 as of June 30, 2026. The units held, cost basis and fair value of each token is as follows:

Token	Units Held	Cost Basis	Fair Value
Bitcoin	0.000173	$20	$10
Ethereum	5.072597	$22,127	$7,964
XRP	966.717356	$3,026	$1,003
AVAX	733.812672	$17,670	$4,791
		$42,843	$13,768

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

As of June 30, 2026 and December 31, 2025 there were $13,768 and $123,794, respectively, in investments in cryptocurrency on the Company’s Balance Sheet. The cryptocurrency balances are not subject to any restrictions.

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

The Company assesses whether goodwill impairment and indefinite lived intangible assets exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit. As of June 30, 2026 and December 31, 2025 the Company had no goodwill or intangible assets.

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

The table below summarizes the valuation levels and amounts assigned to these assets and liabilities:

	Total	Level 1	Level 2	Level 3

Cryptocurrency	$13,768	$13,768	-	-

Derivative Liability	$2,487	-	-	$2,487

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

Net loss per common share – The Company reports earnings per share (“EPS”) with a dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, or warrants. For the three and six months ended June 30, 2026 and June 30, 2025, the Company had no potentially dilutive common stock equivalents since the Company was in a loss position and inclusion of any equivalents would be anti-dilutive. Therefore, the basic EPS and the diluted EPS are the same.

Reclassifications – Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2023-08 – Crypto Assets

The Company adopted ASU 2023-08. The standard requires qualifying crypto assets to be measured at fair value with changes recognized in earnings and requires additional disclosures regarding significant holdings.

ASU 2023-07 – Segment Reporting

The Company has adopted the enhanced disclosure requirements applicable to interim periods and has included the required disclosures in Note 11. ASU 2023-07’s interim requirements apply to the current reporting period.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that recent pronouncements, not yet adopted, will not have a material effect on the Company’s financial statements.

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

As of June 30, 2026 and December 31, 2025 we had no goodwill or intangible assets on our balance sheet.

The Company is continuing evaluation of the Frame Asset Purchase Agreement. As of June 30, 2026, no asset or liability has been recognized because of the contingent nature of consideration, uncertainty surrounding the funding requirement and continued development, and the absence of sufficient support for reliably measuring an acquired intangible asset at that date. Management will continue evaluating the accounting for the transaction as additional information becomes available and funding milestones are achieved.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 27, 2025 (the “Advance Date”), the Company entered into a Promissory Note with Ronald Levy, the Company’s Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board, and Secretary, in the original amount of $15,000. The Promissory Note bears interest at the rate of 5% per annum and matured four months from the Advance Date. The maturity date has passed, and the Promissory Note has not been repaid. As of June 30, 2026 and December 31, 2025 the principal balance of $15,000 is included in accounts payable and accrued expenses. Interest continues to accrue at the 5% per annum rate.

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

NOTE 6 – NOTES PAYABLE, CONVERTIBLE DEBT & DERIVATIVE LIABILITY

Summary of Outstanding Debt

Instrument	Description	12/31/25	Q1	3/31/26	Q2	6/30/26	Due Date	Default
Notes Payable
AJB Capital	AJB Conversion	81,934		81,934		81,934	Dec-28	No
CoinTracking Note		254,400		254,400	(10,000)	244,400	Past Due	Yes
Three Mile Creek	Related Party	188,552		188,552		188,552	Jan-26	Yes
Fast Capital		8,784		8,784	(8,784)	-	Jan-24	Yes
EKSA Holdings	Modified		336,515	336,515		336,515	Aug-26	No
Practivist	Modified		100,000	100,000		100,000	Aug-26	No
Robert Nail	Modified		419,064	419,064		419,064	Aug-26	No
Individual Shareholders	Reclassified		125,000	125,000		125,000	Demand	No
Note Discount	Adjusted		(10,107)	(10,107)	10,107	-	N/A	No
Total Notes Payable		533,670	970,472	1,504,142	(8,677)	1,495,465

Convertible Debt
EKSA Holdings	Converted	336,515	(336,515)	-		-
Practivist	Converted	100,000	(100,000)	-		-
Robert Nail	Converted	419,064	(419,064)	-		-
Ryan Crownholm	Repaid	116,430	(116,430)	-		-
Averitt Note		38,771		38,771		38,771	Jan-26	Yes
Individual Shareholders	Reclassified	125,000	(125,000)	-		-
Note Discount	Reclassified	(10,107)	10,107	-		-
				-		-
Total Convertible Debt		1,125,673	(1,086,902)	38,771	-	38,771

Derivative Liability (BS)		563,417	(560,930)	2,487	-	2,487
Change in Derivative Liability (IS)			560,930	560,930	-	560,930

At December 31, 2025, derivative liabilities were measured using an option-pricing methodology based upon market inputs including stock price, historical volatility, expected term, dividend yield and risk-free interest rates.

During the six months ended June 30, 2026, management completed an instrument-by-instrument review of the Company’s outstanding debt agreements. Based on management’s evaluation of the outstanding debt instruments at June 30, 2026, only one instrument continued to require derivative accounting under ASC 815 as of June 30, 2026. The only instrument requiring derivative accounting treatment at June 30, 2026 was the Averitt note. The change in derivative value for the Averitt note during the six months ended June 30, 2026 was not material.

AJB Capital Note

On December 19, 2025, AJB converted a total of fourteen (14) notes, totaling $2,931,356 in principal and $737,879 in accrued interest owed to AJB for 446,477,338 shares of the Company’s Common Stock plus a cash payment of $500,000 and issued to AJB a pre-funded warrant to purchase up to 713,915,563 shares of the Company’s Common Stock. As a result, 13 of the notes were paid down to zero at December 31, 2025. As of December 31, 2025 the balance on the remaining AJB Note amounted to $81,934 plus accrued interest of $13,637. At June 30, 2026, balance on the remaining AJB note was $81,934 plus accrued interest of $17,734. The AJB Note is secured by a first priority security interest in all assets of the Company (the “Collateral”) with the security interest subordinated to the TMCF Note.

CoinTracking Note

The CoinTracking Note is past due and continues to accrue interest at a 10% annual rate. A payment of $10,000 was paid in the three months ended June 30, 2026. The noteholder has requested repayment but has taken no further action.

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

As of December 31, 2025, the balance remaining under the Fast Capital Note was $8,784, with estimated accrued interest of $40,000. In May, 2026, Fast Capital converted the outstanding principal of $8,784 and actual accrued, unpaid interest of $2,275 into 16,280,281 shares of common stock of the Company. The debt has been repaid in full as of June 30, 2026.

The Fast Capital Note had a remaining discount of $10,107 as of December 31, 2025. With the conversion of the note to shares, the Note Discount has been eliminated.

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

The principal balance of the TMCF Note was due on January 10, 2026. The managing member of the LLC is a related party. No action has been taken with respect to the past due note status. The TMCF Note bears no interest and can be pre-paid by the Company any time without penalty. To secure the payment and performance of all obligations under the TMCF Note, the Company granted to TMCF a continuing security interest in all assets of the Company (the “Collateral”). Upon event of default, the unpaid principal balance of the TMCF Note will immediately become due and payable, and TMCF will have all rights and remedies available to it under the Nevada Uniform Commercial Code, including the right to take possession of the Collateral and to sell or otherwise dispose of it. AJB Capital Investments LLC, which holds a first priority security interest in the Collateral, has consented to the creation of the TMCF security interest in the Collateral and agreed to subordinate its lien to TMCF’s security interest.

The Warrant entitles TMCF to subscribe for and purchase from the Company up to 77,704,407 shares of the Company’s common stock any time prior to July 10, 2030. The aggregate exercise price of the TMCF Warrant was pre-funded to the Company. Consequently, TMCF need not pay any additional consideration to exercise the Warrant, other than a nominal exercise price of $0.03 per share.

As of June 30, 2026, the outstanding balance of the Three Mile Creek note is $188,552.

Promissory Notes - Investor

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

Subsequent to the initial subscription agreements, some convertible promissory notes were repaid or converted to standard promissory notes with the issuance of consideration listed in the original convertible promissory note. Upon conversion of these notes to standard promissory notes, the associated derivative liabilities were derecognized as the replacement instruments do not contain features requiring bifurcation under ASC 815. The Company recognized a gain of $560,930 representing the carrying value of the derivative liabilities at the time of conversion, net of the remaining derivative liability of $2,487 associated with the one note not yet converted.

As of June 30, 2026, only the Averitt note, in the amount of $38,772, is still a convertible promissory note. The other notes have either been repaid or reissued as standard promissory notes with the issuance of consideration listed in the original convertible promissory note.

The Ryan Crownholm note was repaid in the three months ended March 31, 2026 using the Tokens originally contributed.

The Averitt Note is now past due. The noteholder has made no demand for payment, and no interest is accruing.

The remaining Investor Promissory Notes are due in August, 2026. The noteholders have made no demand for payment, and no interest is accruing.

Notes Payable - Other

Promissory Note – Ron Levy

As disclosed in Note 5 – Related Party Transactions, on January 27, 2025 (the “Advance Date”), the Company entered into a Promissory Note with Ronald Levy, the Company’s Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board, and Secretary, in the original amount of $15,000. The Promissory Note bears interest at the rate of 5% per annum and matured four months from the Advance Date. The maturity date has passed, and the Promissory Note has not been repaid. As of June 30, 2026 and December 31, 2025 the principal balance of $15,000 is included in accounts payable and accrued expenses. Interest continues to accrue at the 5% per annum rate.

SBA Loans

● On June 10, 2020, the Company received a loan from the Small Business Administration of $12,100 (the “2020 SBA Loan”). The 2020 SBA Loan bears interest at 3.75% per annum and is payable over 30 years with all payments of principal and interest deferred for the first 12 months. As of June 30, 2026 the remaining balance due is $11,622.

● On February 2, 2021, the Company received a loan from the Small Business Administration of $18,265 (the “2021 SBA Loan”). The 2021 SBA Loan bears interest at 1% per annum and is payable over 5 years with all payments of principal and interest deferred for the first 10 months. As of June 30, 2026, the note has been extinguished in full with no remaining balance.

NOTE 7 – OTHER LIABILITIES

During the year ended December 31, 2023, the Company initially recorded $207,938 in revenue that it could not document as revenue under the guidelines of ASC 606. As a result the Company reclassified this amount of cash received as “Other Liabilities”.

NOTE 8 – EQUITY

Common stock

As of June 30, 2026, the Company had 19,000,000,000 shares of common stock, par value $0.001 authorized. As of June 30, 2026 and December 31, 2025, there were 5,505,948,653 and 5,058,291,867 shares of common stock outstanding, respectively. During the six months ended June 30, 2026, the company issued 151,748,756 shares of common stock, valued at approximately $151,749, to Starchive.io to complete the rescission of the Starchive Securities Purchase Agreement originally entered into on October 8, 2025 and effectively rescinded as of October16, 2025. In addition, during the period, the Company issued 204,782,610 shares pursuant to PIPE subscriptions, 74,845,139 shares for employee compensation and other services rendered, and 16,280,281 shares for the extinguishment of the Fast Capital note and accrued interest.

Preferred A Stock

Effective September 5, 2024, the Company amended its Articles of Incorporation (the “Articles”), to amend and restate Sections 1 and 2 of Article 4 of the Articles to increase the number of authorized shares of the Company’s common stock (“Common Stock”) from 2,000,000,000 to 19,000,000,000 and create a new class of stock, par value $0.001 per share, designated as Series A Preferred Stock consisting of 10 authorized shares, as set forth in Certificate of Amendment to the Articles of Incorporation (the “Amendment”). Pursuant to the Amendment, Common Stock and Preferred Stock are identical in all respects, except that each share of Common Stock is entitled to one vote and each share of Preferred Stock is entitled to 950,000,000 votes. The shares are not convertible to common stock. Series A Preferred Stock shares are not entitled to dividends and have no liquidation preference.

On the same date the Company entered into a stock agreement (the “Stock Agreement”) with, the Company’s CEO Ronald Levy pursuant to which the Company issued a total of ten (10) shares of the Company’s Series A preferred stock (“Preferred Stock”) Mr. Levy also serves as the Interim Chief Financial Officer, Chairman of the Board, Secretary, and a member of the Board of Directors of the Company.

Although the shares are not convertible to common stock these Series A Preferred Shares enable Mr. Levy to exercise control over the Company. The 10 Series A Preferred shares carry voting power equivalent to 9,500,000,000 voting shares.

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

5,000,000 shares of the Company’s common stock are reserved for issuance under the Plan. As of June 30, 2026, there are outstanding stock option awards issued from the Plan covering a total of 2,281,349 shares of the Company’s common stock and there remain reserved for future awards 2,718,651 shares of the Company’s common stock.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Options outstanding, at December 31, 2024	2,281,349	$2.26	2.25
Options granted	-
Options cancelled	-
Options exercised	-
Options outstanding, at December 31, 2025	2,281,349	$2.26	1.25
Options granted	-
Options cancelled	-
Options exercised	-
Options vested and outstanding, at June 30, 2026	2,281,349	$2.26	1.00

The Company recognized $-0- of compensation expense related to stock options for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 these options had no intrinsic value since they were all out of the money as of June 30, 2026.

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

As of June 30, 2026 the following warrants were outstanding:

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

Commitments

As part of an agreement with Starchive.io to rescind the Securities Purchase Agreement entered into on October 8, 2025 and effectively rescinded as of October 16, 2025, the Company provided indemnification up to $500,000 as consideration for the rescission, settlement and mutual release of claims arising out of the rescission of the Securities Purchase Agreement. This amount is recorded as an accrued expense as of December 31, 2025 and June 30, 2026.

As part of the Frame Asset Purchase Agreement discussed in Note 4, the Company has agreed to provide funding of $2.0 million within an agreed time frame of 240 days.

NOTE 10 - SUBSEQUENT EVENTS

Frame Agreement Update

On March 23, 2026, the Company approved and authorized the execution of an Asset Purchase Agreement, dated as of March 20, 2026. On July 7, 2026 a Confirmation and Variation Agreement was executed modifying certain terms in the Asset Purchase Agreement. Both agreements are discussed in detail in Note 4.

Issuance of Common Stock

On July 6, 2026, the Company issued 32,000,000 shares of its common stock to its CEO, Ron Levy, in exchange for a reduction in his accrued, but unpaid, compensation of $100,000.

On the same date, the Company issued 32,000,000 shares of common stock to Three Mile Creek Future LLC in satisfaction of subscriptions of approximately $100,000 received in the six months ended June 30. The Company’s Chief Strategy Officer, Rafael Furst, is the managing member of the LLC.

The Company also issued 73,600,000 shares on that date to investors to satisfy $230,000 of PIPE subscriptions payable as of June 30, 2026

The Company issued 135,000,000 shares as compensation to an employee with a fair value of $148,000 and 51,383,364 shares as non-employee compensation for legal and accounting services with a fair value of $56,522 on July 6, 2026.

Promissory Notes – EKSA Holdings, Practivist and Robert Nail

These notes were due in August, 2026. As of the filing date, they are past due. No demand has been made, no interest is accruing, and no enforcement action has been taken.

Subscription

On August 14, 2026, the Company received an investment of $150,000 from Red Neck Yacht Fund LP in exchange for a subscription to receive 375,000,000 shares of common stock, representing approximately 6.0% of the outstanding shares of the Company after the transaction. In addition, the investor will receive a prepaid warrant to participate in the Company’s next subsequent private placement offering of securities, if any, for gross proceeds of not less than $1,000,000.

NOTE 11 – SEGMENT INFORMATION

The Company operates as a single reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer and Interim Chief Financial Officer. The CODM evaluates the Company’s operations and allocates resources based on consolidated financial information.

The Company’s revenues are derived primarily from consulting, training and educational services related to blockchain technology. The accounting polices of the reportable segment are the same as those described in Note 2.

The measure of segment performance reviewed by the CODM is the net loss. Significant information including significant segment expenses reviewed by the CODM include salaries & wages, professional fees and other G&A expenses as follows.

	For the six months ended June 30,
	2026	2025

Revenues	138,187	628,473

Salaries & Wages	538,631	253,938
Professional Fees	388,541	479,386
Other General and Administrative	540,044	520,547

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and with our audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), as filed with the U.S. Securities and Exchange Commission (“SEC”). In addition to historical consolidated financial information, the following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks and uncertainties. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, as well as risks referenced in our other filings with the SEC.

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

Recent Developments

Frame Asset Purchase Agreement Update

On July 7, 2026, a Confirmation and Variation Agreement was executed to update the Frame Asset Purchase Agreement extending the Funding Requirement deadline by an additional 120 days and extinguishing the $1.00 Re-acquisition option.

The Asset Purchase Agreement further contains a buy-sell provision that may be triggered upon the occurrence of certain specified termination events, subject to applicable notice and cure periods and an overall five-year sunset following the closing of the transaction.

The Confirmation and Variation Agreement extinguishes this option.

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

The Company is continuing evaluation of the Frame Asset Purchase Agreement. As of June 30, 2026, no asset or liability has been recognized because of the contingent nature of consideration, uncertainty surrounding the funding requirement and continued development, and the absence of sufficient support for reliably measuring an acquired intangible asset at that date. Management will continue evaluating the accounting for the transaction as additional information becomes available and funding milestones are achieved.

Comparison of the three and six months ended June 30, 2026 and June 30, 2025

Revenue

Revenues for the six months ended June 30, 2026 and 2025, were $5,512 and $7,086 respectively. The decrease in revenue was due to decreased demand for blockchain training services.

General and Administrative Expenses

For the six months ended June 30, 2026, our general and administrative expenses were $1,467,216 compared to $1,253,871 for the six months ended June 30, 2025. General and administrative expenses consist primarily of costs relating to professional services, payroll, and payroll-related expenses. Professional services included in general and administrative expenses consist primarily of contracting fees, consulting fees, and accounting fees.

Other Income (Expense)

During the six months ended June 30, 2026 other income was $548,728 compared to other expense of $372,923 for the six months ended June 30, 2025. The improvement is primarily attributable to a benefit from the extinguishment of derivative liability due to the conversion and restructuring convertible notes payable, a decrease in interest expense due to a reduction in interest bearing notes and a reduction in the loss on extinguishment of debt.

Net Loss

As a result of the foregoing, we recorded a loss of $884,719 or $(0.0002) per share for the six months ended June 30, 2026 compared to a loss of $1,619,708 or $(0.0005) per share for the six months ended June 30, 2025.

Liquidity

Operating Activities

Net cash used in operating activities was $268,179 for the six months ended June 30, 2026, compared to net cash used in operating activities of $295,437 for the six months ended June 30, 2025. The decrease in net cash used in operating activities during the 2026 period was primarily due to an increase in accounts payable and accrued liabilities and the reduction of Share-based compensation.

Investing Activities

Net cash used in investing activities was $-0- for the six months ended June 30, 2026 and 2025.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, was $181,130 compared to cash provided by financing activities of $297,951 for the six months ended June 30, 2025. The decrease in net cash provided by financing activities was primarily due to an increase in repayments of loans in the 2026 period compared to the 2025 period.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings.

See Note 9, Commitments and Contingencies, within our condensed consolidated financial statements for a summary of legal proceedings. The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

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

ITEM 3. Defaults upon Senior Securities.

As of June 30, 2026, the following indebtedness was past its contractual maturity. The principal amount of each instrument individually exceeds 5% of the Company’s total assets. See Note 6 to the condensed consolidated financial statements for a complete description of each instrument.

Three Mile Creek Future LLC Promissory Note. The note in the principal amount of $188,552 matured January 10, 2026. The managing member of Three Mile Creek Future LLC is a related party. The holder has made no demand for payment, no interest is accruing, and no enforcement action has been taken.

CoinTracking GmbH Promissory Note. The note in the principal amount of $244,400 is past due and continues to accrue interest at 10% per annum. The holder has requested repayment but has taken no further enforcement action. A partial payment of $10,000 was made during the three months ended June 30, 2026.

Averitt Convertible Promissory Note. The note in the principal amount of $38,772 matured January 1, 2026. The holder has made no demand for payment, no interest is accruing, and no enforcement action has been taken.

All three instruments are classified as current liabilities on the Company’s Consolidated Balance Sheet as of June 30, 2026.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three and six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

During the quarter, the Company responded to comments from the Staff (“Staff”) of the Securities and Exchange Commission on the restatement of the financial statements included in the Form 10-K for the year ended December 31, 2024, including the impact on prior periods. In connection with this review, the Company updated and enhanced its disclosures to reflect the restatement and provide additional clarity. As of December 31, 2024, the Company recognized, on its balance sheet, a Derivative liability, and, on its Consolidated Statement of Operations, a change in derivative liability in the amount of $1,319,366.

Subsequent to June 30, 2026, the Company has been responding to further comments from the Staff. That review remains ongoing.

ITEM 6. Exhibits.

Exhibit Number	Document

10.1	Promissory Note dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 22, 2025).

10.2	Pre-Funded Common Stock Purchase Warrant dated July 16, 2025 by and between The Crypto Company and Three Mile Creek Future LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 22, 2025).

10.3	Consulting Agreement dated July 22, 2025 by and between The Crypto Company and Rafael Furst. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 22, 2025).

10.4	Securities Purchase Agreement, dated October 8, 2025, by and among the Company, Starchive.io, Inc., its equity holders, and Richard Averitt (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 9, 2025).

10.5	Form of Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 16, 2025).

10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 9, 2025).

10.7	Third Amendment to Promissory Note, dated September 29, 2025, by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 29, 2025).

10.9	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2025).

10.10	Form of Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2025).

10.11	Securities Purchase Agreement dated June 30, 2025 by and between the Crypto Company and AJB Investments LLC. (incorporated by reference to Exhibit 10.11 on Form 10-Q filed on July 13, 2026).

10.12	Promissory Note dated June 30, 2025 by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.12 on Form 10-Q filed on July 13, 2026).

10.13	Warrant dated June 30, 2025 by and between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.13 on Form 10-Q filed on July 13, 2026).

10.14	Security Agreement dated June 30, 2025 by and Between the Crypto Company and AJB Investments LLC (incorporated by reference to Exhibit 10.14 on Form 10-Q filed on July 13, 2026).

10.15	Confirmation and Variation Agreement by and among Frame Holdings, LTD, Sean Doherty and The Crypto Company (incorporated by reference to Exhibit 10.15 on Form 10-Q filed on July 13, 2026)
10.16*	Form of Subscription Agreement by and between The Crypto Company and Red Neck Yacht Fund, LP
31.1*	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2026	THE CRYPTO COMPANY
(Registrant)

	By:	/s/ Ron Levy
Ron Levy
Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board, and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)